Form 10-Q
period 2020-12-31
ESSA Pharma Inc.
filed 2021-02-11
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

or

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

The number of outstanding common shares of the registrant, no par value per share, as of February 10, 2021 was 33,780,064.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2020

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	our ability to maintain operations, development programs, preclinical studies, clinical trials and raise capital as a result of the recent coronavirus disease 2019 (“COVID 19”) outbreak;
●	our ability to advance our product candidate and potential future product candidates through, and successfully complete, clinical trials;
●	our ability to recruit sufficient numbers of patients for future clinical trials, and the benefits expected therefrom;
●	our ability to obtain funding for operations, including research funding, and the timing and potential sources of such funding;
●	the initiation, timing, cost, location, progress and success of, strategy and plans with respect to our research and development programs (including research programs and related milestones with regards to next-generation drug candidates and compounds), preclinical studies and clinical trials;
●	the therapeutic benefits, properties, effectiveness, pharmacokinetic profile and safety of our product candidate and potential future product candidates, if any, including the expected benefits, properties, effectiveness, pharmacokinetic profile and safety of our next-generation aniten compounds;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	our use of proceeds from funding and financings;
●	our ability to assume the obligations related to the acquisition of Realm Therapeutics plc (“Realm”);
●	our intended use of proceeds from the acquisition of Realm and the past and future offerings of our securities;
●	our ability to establish and maintain relationships with collaborators with acceptable development, regulatory and commercialization expertise and the benefits to be derived from such collaborative efforts;
●	the implementation of our business model and strategic plans, including strategic plans with respect to patent applications and strategic collaborations and partnerships;
●	our ability to identify, develop and commercialize product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	whether we will receive, and the timing and costs of obtaining, regulatory approvals in the United States, Canada and other jurisdictions;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidate and potential future product candidates, if any;

●	the rate and degree of market acceptance and clinical utility of our potential future product candidates, if any;
●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals for our product candidate and potential future product candidates, if any;
●	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to grow our business;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures;
●	developments relating to our competitors and our industry, including the success of competing therapies that are or may become available; and
●	estimates of our financial condition, expenses, future revenue, capital requirements and our need for additional financing and potential sources of capital and funding.

Such statements reflect our current views with respect to future events, are subject to risks and uncertainties and are necessarily based upon a number of estimates and assumptions that are inherently subject to significant medical, scientific, business, economic, competitive, political and social uncertainties and contingencies. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including those described under “Risk Factors” in our Annual Report on Form 10-K. In making the forward-looking statements included in this Quarterly Report on Form 10-Q, we have made various material assumptions, including but not limited to:

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

In evaluating forward-looking statements, current and prospective shareholders should specifically consider various factors, including the risks outlined under the heading “Risk Factors” in our Annual Report on Form 10-K. Some of these risks and assumptions include, among others.

●	risks related to our ability to maintain operations and execute on our business plan as a result of the recent COVID-19 outbreak or other health epidemics;
●	risks related to clinical trial development and our ability to conduct the clinical trial of our product candidate and the predictive value of our current or planned clinical trials;
●	risks related to our future success being dependent primarily on identification through preclinical studies, clinical studies, regulatory approval for commercialization of a single product candidate;
●	risks related to our ability to continue to license our product candidates or technology from third parties;
●	uncertainty related to our ability to obtain required regulatory approvals for our proposed products;
●	risks related to the Company’s ability to conduct a clinical trial or submit a future NDA/NDS or IND/CTA (each, as defined herein);
●	risks related to our ability to successfully commercialize future product candidates;

●	risks related to the possibility that our product candidate and potential future product candidates, if any, may have undesirable side effects;
●	risks related to our ability to enroll subjects in clinical trials;
●	risks that the FDA may not accept data from trials conducted in locations outside the United States;
●	risks related to our ongoing obligations and continued regulatory review;
●	risks related to potential administrative or judicial sanctions;
●	the risk of increased costs associated with prolonged, delayed or terminated clinical trials;
●	the risk that third parties may not carry out their contractual duties;
●	risks related to the possibility that our relationships with clinical research organizations or academic institutions may terminate;
●	risks related to our lack of experience manufacturing product candidates on a large clinical or commercial scale and our lack of manufacturing facility;
●	risks related to our failure to obtain regulatory approval in international jurisdictions;
●	risks related to recently enacted and future legislation in the United States that may increase the difficulty and cost for us to obtain marketing approval of, and commercialize, our product candidate and potential future products, if any, and affect the prices our may obtain;
●	risks related to new legislation, new regulatory requirements, and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare;
●	uncertainty as to our ability to raise additional funding;
●	risks related to our ability to raise additional capital on favorable terms and impact of dilution from incremental financing;
●	risks related to the acquisition of Realm and the assumption of related obligations;
●	risks that we may default on any residual obligations of the agreement providing for the CPRIT Grant, which may result in us not receiving the remaining CPRIT Grant funds and/or having to reimburse all of the CPRIT Grant, if such default is not waived by CPRIT;
●	risks related to our incurrence of significant losses in every quarter since inception and our anticipation that it will continue to incur significant losses in the future;
●	risks related to our limited operating history;
●	risks related to our reliance on proprietary technology;
●	risks related to our ability to protect our intellectual property rights throughout the world;
●	risks related to claims by third parties asserting that we, or our employees or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our intellectual property;
●	risks related to our ability to comply with governmental patent agency requirements in order to maintain patent protection;
●	risks related to computer system failures or security breaches;
●	risks related to business disruptions that could seriously harm our future revenues and financial condition and increase our costs and expenses;
●	risks related to our dependence on the use of information technologies;
●	risks related to our ability to attract and maintain highly-qualified personnel;
●	risks relating to the possibility that third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues;
●	risks related to potential conflicts of interest between us and our directors and officers;
●	risks related to competition from other biotechnology and pharmaceutical companies;
●	risks related to movements in foreign currency exchange rates;
●	risks related to our ability to convince public payors and hospitals to include our product candidate and potential future products, if any, on their approved formulary lists;
●	risks related to our ability to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements;
●	risks related to our ability to manage growth;
●	risks related to our ability to achieve or maintain expected levels of market acceptance for our products;

●	risks related to our ability to realize benefits from acquired businesses or products or form strategic alliances in the future;
●	risks related to collaborations with third parties;
●	risks that employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation;
●	risks related to product liability lawsuits;
●	risks related to compulsory licensing and/or generic competition;
●	risks related to the increased costs and effort as a result of us being a public company;
●	risks inherent in foreign operations;
●	risks related to the possibility that laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and Canada and require us to develop and implement costly compliance programs;
●	risks related to laws that govern fraud and abuse and patients’ rights;
●	risks related to our ability to comply with environmental, health and safety laws and regulations;
●	risks related to the additional costs and expenses associated with being a U.S. domestic issuer as opposed to a foreign private issuer;
●	risks related to us being a “passive foreign investment company”;
●	risks related to the Company’s status as an emerging growth company;
●	risks related to United States investors’ ability to effect service of process or enforcement of actions against us;
●	risks related to our ability to maintain compliance with Nasdaq listing requirements;
●	risks related to market price and trading volume volatility;
●	risks related to our dividend policy;
●	risks associated with future sales of our securities;
●	risks related to our ability to implement and maintain effective internal controls;
●	risks related to our ability to maintain an active trading market for our common shares (the “Common Shares”);
●	risks related to share price volatility associated with our thinly traded Common Shares; and
●	risks related to analyst coverage.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, Canada, and all European countries. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a broad adverse impact on the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. Although COVID-19 has not yet had any material impact on our business, operations or financial condition, there can be no assurances that it will not have an impact on our business, operations or financial condition going forward. See “Risk Factors - Risks Relating to COVID-19” in our Annual Report on Form 10-K.

We express all amounts in this Quarterly Report on Form 10-Q in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” are to Canadian dollars.

Except as otherwise indicated, references in this Quarterly Report on Form 10-Q to “ESSA,” “the Company,” “we,” “us” and “our” refer to ESSA Pharma Inc. and its subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	December 31,	September 30,
	2020	2020

ASSETS

Current
Cash and cash equivalents	$52,484,512	$56,320,763
Short-term investments (Note 4)	22,016,344	22,011,337
Receivables	231,191	309,538
Prepaids (Note 5)	1,137,723	1,600,128
Operating lease right-of-use assets (Note 7)	27,581	55,162

	75,897,351	80,296,928

Deposits	277,637	277,637

Total assets	$76,174,988	$80,574,565

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$2,005,389	$1,144,230
Current portion of operating lease liability (Note 7)	29,988	59,094

	2,035,377	1,203,324

Derivative liabilities (Note 9)	38,246	127,376

Total liabilities	2,073,623	1,330,700

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 33,605,383 issued and outstanding (September 30, 2020 – 32,064,411) (Note 10)	134,387,525	131,086,364
Additional paid-in capital (Note 10)	29,289,327	31,204,284
Accumulated other comprehensive loss	(2,076,479)	(2,076,479)
Accumulated deficit	(87,499,008)	(80,970,304)

	74,101,365	79,243,865

Total liabilities and shareholders’ equity	$76,174,988	$80,574,565

Subsequent events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2020	2019

OPERATING EXPENSES
Research and development	$4,485,772	$2,587,148
Financing costs (Notes 7 and 8)	1,181	215,501
General and administration	2,208,917	2,139,165

Total operating expenses	(6,695,870)	(4,941,814)

Foreign exchange	7,196	6,209
Interest income	35,691	100,965
Derivative liability gain (loss) (Note 9)	89,130	(56,633)

Loss for the period before taxes	(6,563,853)	(4,891,273)

Income tax recovery	35,149	278,000

Loss and comprehensive loss for the period	$(6,528,704)	$(4,613,273)

Basic and diluted loss per common share	$(0.20)	$(0.22)

Weighted average number of common shares outstanding – basic and diluted	33,343,488	20,762,374

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(6,528,704)	$(4,613,273)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	27,581	27,581
Accretion of lease liability	1,181	4,422
Derivative liability (gain) loss	(89,130)	56,633
Interest income	(5,007)	—
Finance expense	—	211,079
Unrealized foreign exchange	13,952	(11,510)
Share-based payments	1,204,985	1,253,621
Income tax recovery	—	(278,000)

Changes in non-cash working capital items:
Receivables	102,308	10,136
Prepaids	462,405	143,675
Accounts payable and accrued liabilities	867,841	(162,976)
Income tax payable	—	(2,000)

Net cash used in operating activities	(3,942,588)	(3,360,612)

CASH FLOWS FROM FINANCING ACTIVITIES
Lease payments	(30,287)	(29,405)
Share issuance costs	—	(314,603)
Options exercised	153,701	—
Warrants exercised	149	227,864
Shares purchased through employee share purchase plan	27,369	—
Loan principal repaid	—	(3,199,799)
Loan final payment paid	—	(688,000)
Interest and financing costs paid	—	(32,235)

Net cash provided by (used in) financing activities	150,932	(4,036,178)

Effect of foreign exchange on cash and cash equivalents	(44,595)	8,487

Change in cash and cash equivalents for the period	(3,836,251)	(7,388,303)

Cash and cash equivalents, beginning of period	56,320,763	53,322,723

Cash and cash equivalents, end of period	$52,484,512	$45,934,420

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020 and 2019

					Accumulated
			Obligation	Additional	other
	Number	Common	to issue	paid-in	comprehensive
	of shares	shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2019	20,762,374	$78,545,108	$—	$30,038,134	$(2,076,479)	$(57,524,934)	$48,981,829
Share issuance costs	—	(3,598)	—	(7,054)	—	—	(10,652)
Funds received for warrant exercise	—	—	227,864	—	—	—	227,864
Share-based payments	—	—	—	1,253,621	—	—	1,253,621
Loss for the period	—	—	—	—	—	(4,613,273)	(4,613,273)

Balance, December 31, 2019	20,762,374	$78,541,510	$227,864	$31,284,701	$(2,076,479)	$(62,138,207)	$45,839,389

					Accumulated
			Obligation	Additional	other
	Number	Common	to issue	paid-in	comprehensive
	of shares	shares	shares	capital	loss	Deficit	Total
Balance, September 30, 2020	32,064,411	$131,086,364	$—	$31,204,284	$(2,076,479)	$(80,970,304)	$79,243,865
Warrants exercised	1,493,504	2,987,158	—	(2,987,009)	—	—	149
Options exercised	42,207	274,365	—	(120,664)	—	—	153,701
Shares issued through employee share purchase plan	5,261	39,638	—	(12,269)	—	—	27,369
Share-based payments	—	—	—	1,204,985	—	—	1,204,985
Loss for the period	—	—	—	—	—	(6,528,704)	(6,528,704)

Balance, December 31, 2020	33,605,383	$134,387,525	$—	$29,289,327	$(2,076,479)	$(87,499,008)	$74,101,365

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2020

1.     NATURE OF OPERATIONS

Nature of Operations

The Company was incorporated under the laws of the Province of British Columbia on January 6, 2009. The Company’s head office address is Suite 720 – 999 West Broadway, Vancouver, BC, V5Z 1K5. The registered and records office address is the 26th Floor at 595 Burrard Street, Three Bentall Centre, Vancouver, BC, V7X 1L3. The Company is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “EPIX”. On October 30, 2020 the Company’s Common Shares delisted in Canada from the TSX Venture Exchange.

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of December 31, 2020, no products are in commercial production or use.

2.     BASIS OF PRESENTATION

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements, including comparatives, have been prepared in accordance with United States’ Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these condensed consolidated interim financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended September 30, 2020 and included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC and with the securities commissions in Alberta and Ontario on December 15, 2020.

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended December 31, 2020 and 2019 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2020 Annual Report on Form 10-K for the year ended September 30, 2020, with the exception of the policies described in Note 3.

These accompanying unaudited condensed consolidated interim financial statements include the accounts of the Company and its wholly owned subsidiaries. Inter-company transactions, balances and unrealized gains or losses on transactions are eliminated upon consolidation.

The accompanying condensed consolidated interim financial statements have been prepared on a historical cost basis except for certain financial assets measured at fair value.

All amounts expressed in these accompanying condensed consolidated interim financial statements and the accompanying notes are expressed in United States dollars, except per share data and where otherwise indicated. References to “$” are to United States dollars and references to “C$” are to Canadian dollars.

Use of Estimates

The preparation of the accompanying condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as of the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the derivative liabilities, the valuation of equity instruments issued for services, income taxes and the product development and relocation grant. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these condensed consolidated interim financial statements.

The effect of a change in an accounting estimate is recognized prospectively by including it in comprehensive income in the period of the change, if the change affects that period only, or in the period of the change and future periods, if the change affects both. Estimates and assumptions are reviewed quarterly.

3.     RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements adopted

ASU 2018-13 – Fair Value Measurement (Topic 820-10)

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820-10): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”), which changes the fair value measurement disclosure requirements of ASC Topic 820, Fair Value Measurements and Disclosures. Under this ASU, certain disclosure requirements for fair value measurements are eliminated, amended or added. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The Company has adopted this standard as of October 1, 2020. The adoption of the standard had no impact on the Company’s consolidated financial statements and disclosures.

ASU 2019-12 – Income Taxes (Topic 740)

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplifies the accounting for income taxes by removing certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. The new ASU also simplifies aspects of the accounting for franchise taxes and enacted changes in tax laws or rates. These changes aim to improve the overall usefulness of disclosures to financial statement users and reduce unnecessary costs to companies when preparing the disclosures. The Company has adopted this standard as of October 1, 2020. The adoption of the standard had no impact on the Company’s condensed consolidated interim financial statements and disclosures.

ASU 2016-13 – Financial Instruments-Credit Losses (Topic 326)

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost, including trade receivables. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. This guidance is effective for annual reporting periods beginning after December 15, 2019, with early adoption permitted. The Company has adopted this standard as of October 1, 2020. The adoption of the standard had no impact on the Company’s condensed consolidated interim financial statements and disclosures.

Recent accounting pronouncements not yet adopted

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

ASU 2020-10 – Codification Improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. We do not expect the adoption of ASU 2020-10 to have a material impact on our condensed consolidated financial statements.

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 0.25%-0.45% per annum and have maturities of up to 9 months.

5.     PREPAIDS

	December 31,	September 30,
	2020	2020

Prepaid insurance	$604,011	$825,014
Prepaid preclinical and clinical expenses and deposits	438,562	650,586
Other deposits and prepaid expenses	95,150	124,528

Balance, end of period	$1,137,723	$1,600,128

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,	September 30,
	2020	2020

Accounts payable	$1,375,781	$678,643
Accrued expenses	609,711	310,604
Accrued vacation	19,897	154,983

Balance, end of period	$2,005,389	$1,144,230

7.     OPERATING LEASE

The Company has one operating lease for the South San Francisco office from March 31, 2018 to March 31, 2021. The Company’s operating leases included on the balance sheet are as follows:

Operating lease right-of-use asset
Balance, September 30, 2019	$—
Adoption of ASC 842	165,486
Amortization	(27,581)

Balance, December 31, 2019	$137,905

Balance, September 30, 2020	$55,162
Amortization	(27,581)

Balance, December 31, 2020	$27,581

Operating lease liabilities
Balance, September 30, 2019	$—
Adoption of ASC 842	165,486
Accretion	4,422
Lease payments	(29,405)

Balance, December 31, 2019	$140,503

Balance, September 30, 2020	$59,094
Accretion	1,181
Lease payments	(30,287)

Balance, December 31, 2020	$29,988

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At December 31, 2020, the Company’s incremental borrowing rate was 12.0% and the remaining lease term was 3 months.

Operating lease costs of $30,287 (2019 - $29,405) and accretion expense of $1,181 (2019 - $4,422) have been recorded in “general and administrative expenses” and “financing costs” in the condensed consolidated interim statements of operations and comprehensive loss respectively.

8.     LONG-TERM DEBT

On November 18, 2016, Silicon Valley Bank (“SVB”) entered into a $10,000,000 capital term loan facility agreement (“SVB Term Loan”) with the Company. The Company drew down $8,000,000 from the SVB Term Loan. The option to draw an additional $2,000,000 lapsed on July 31, 2017. In the year ended September 30, 2020, the Company repaid the balance owing for $3,708,955, comprising $3,199,799 in principal, $32,235 in accrued interest, $211,079 in financing costs and the Final Payment of $688,000.

9.     DERIVATIVE LIABILITIES

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

Valuation

The Company uses the Black-Scholes option pricing model to estimate fair value. The following weighted average assumptions were used to estimate the fair value of the derivative warrant liabilities on December 31, 2019 and 2020:

	December 31,		December 31,
	2020		2019

Risk-free interest rate	0.20%		1.69%
Expected life	2.03	years	3.04	years
Expected annualized volatility	81.1%		82.2%
Dividend	—		—
Liquidity discount	20%		20%

Sensitivity

The derivative warrants are a recurring Level 3 fair value measurement. The key level 3 inputs used by management to determine the fair value are the market price, expected volatility and liquidity discount. If the market price were to increase by a factor of 10% this would increase the obligation by approximately $11,690 as of December 31, 2020. If the market price were to decrease by a factor of 10% this would decrease the obligation by approximately $9,987 as of December 31, 2020. If the volatility were to increase by 10%, this would increase the obligation by approximately $26,830 as of December 31, 2020. If the volatility were to decrease by 10%, this would decrease the obligation by approximately $19,011 as of December 31, 2020.

The following table is a continuity schedule of changes to the Company’s derivative liabilities:

Total

Balance, September 30, 2020	$127,376
Change in fair value	(89,130)

Balance, December 31, 2020	$38,246

Derivatives with expected life of less than one year	$—
Derivatives with expected life greater than one year	$38,246

10.     SHAREHOLDERS’ EQUITY

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

Equity incentive plans

Restricted share units plan

The Company has adopted a Restricted Share Unit Plan (“RSU Plan”) consistent with the policies and rules of the Nasdaq. Pursuant to the RSU Plan, RSUs may be granted with vesting criteria and periods are approved by the Board of Directors at its discretion. The RSUs issued under the RSU Plan may be accounted for as either equity-settled or cash-settled share-based payments. At December 31, 2020, there are no RSUs outstanding.

As of December 31, 2020 the Stock Option Plan and RSU Plan have a combined maximum of 6,251,469 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six-month periods commencing on January 1 and July 1 and ending on June 30 and December 31 of each calendar year. As of December 31, 2020, the ESPP has a maximum of 263,120 (2019 – 284,887) common shares reserved for issuance.

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

During the three months ended December 31, 2020, the Company issued a total of 5,261 (2019 – Nil) common shares upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months
	ended December 31,
	2020	2019

Research and development expense	$5,570	$—
General and administrative	565	—
	$6,135	$—

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	For the three months
	ended December 31,
	2020	2019

Risk-free interest rate	0.26%	—
Expected life of share purchase rights	6 months	—
Expected annualized volatility	65.73%	—
Dividend	—	—

Stock options

The Company has adopted a Stock Option Plan consistent with the policies and rules of the Nasdaq. Pursuant to the Stock Option Plan, options may be granted with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board of Directors at its discretion. The options issued under the Stock Option Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2019	1,122,461	$4.59
Options granted	4,218,000	3.31
Options exercised	(416)	(2.20)
Options expired/forfeited	(30,461)	(28.46)

Balance, September 30, 2020	5,309,584	$3.42
Options granted	1,524,646	7.00
Options exercised	(42,207)	(3.64)
Options expired/forfeited	(42,000)	(3.40)

Balance outstanding, December 31, 2020	6,750,023	$4.24
Balance exercisable, December 31, 2020	2,071,960	$3.52
*	Options exercisable in Canadian dollars as of December 31, 2020 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding options.

At December 31, 2020, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.20	4,584	8.45
	$3.23	3,903,000	8.77	*
	$3.59	40,000	8.80
	$3.81	185,816	8.11	*
	$4.00	544,250	6.97
	$4.67	218,227	8.84	*
	$7.00	1,524,646	9.95
C$	4.90	284,500	6.81	*
C$	5.06	45,000	8.11	*
		6,750,023	8.79
*	171,716 options exercised subsequent to December 31, 2020. (Note 14)

Share-based compensation

During the three months ended December 31, 2020, the Company granted a total of 1,524,646 (2019 – 4,218,000) stock options with a weighted average fair value of $5.52 per option (2019 – $2.63).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the three months ended December 31, 2020 and 2019 with allocations to its functional expense as follows:

	For the three months
	ended December 31,
	2020	2019

Research and development expense	$281,854	$152,406
General and administrative	916,996	1,101,215

	$1,198,850	$1,253,621

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	For the three months
	ended December 31,
	2020		2019

Risk-free interest rate	0.39%		1.54%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	78.00%		77.00%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2019	12,393,092	$1.31
Warrants exercised	(3,120,115)	(0.08)

Balance, September 30, 2020	9,272,977	$1.73
Warrants exercised	(1,493,504)	(0.00)

Balance outstanding and exercisable, December 31, 2020	7,779,473	$2.06

At December 31, 2020, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants		Exercise Price		Expiry Date

227,273	(1)	US$	66.00	January 14, 2023
7,477		US$	42.80	November 18, 2023
127,473	(2)	US$	4.00	January 9, 2023
47,250		US$	4.00	January 16, 2023
7,370,000		US$	0.0001	August 23, 2024
7,779,473
(1)	Detailed terms of the 2016 Warrants are included in Note 9.
(2)	3,825 broker warrants exercised subsequent to December 31, 2020. (Note 14)

11.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at December 31, 2020 is $87,213 (September 30, 2020 - $87,846) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

12.    SEGMENTED INFORMATION

The Company works in one industry being the development of small molecule drugs for prostate cancer. The Company’s right of use asset is located in the USA.

13.    FINANCIAL INSTRUMENTS AND RISK

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued liabilities and derivative liabilities. The fair value of cash and cash equivalents, short-term investments, receivables and accounts payable and accrued liabilities approximates their carrying values due to their short term to maturity. The derivative liabilities are measured using level 3 inputs (Note 9).

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

Financial risk factors

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and receivables. The Company’s receivables are mainly the balance remaining on the CPRIT Grant. The Company limits its exposure to credit loss by placing its cash with major financial institutions. The Company considers highly liquid investments with a maturity of up to twelve months when purchased to be short-term investments. As of December 31, 2020, cash and cash equivalents consisted of cash in Canada and the United States and term deposits in Canada. Balances exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of December 31, 2020, the Company had working capital of $73,861,974. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of December 31, 2020, the Company has cash and cash equivalents balances and GICs which are interest bearing. Interest income is not significant to the Company’s projected operational budget and related interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars. The Company maintains its cash and cash equivalents in US dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian and U.S. dollar in relation to Canadian dollars held at December 31, 2020 would result in a fluctuation of $27,619 in the net loss recognized for the period. The Company does not currently engage in hedging activities.

14.    SUBSEQUENT EVENTS

On January 8, 2021, the Company issued 9,000 common shares for stock options exercised for gross proceeds of C$44,100.

On January 11, 2021, the Company issued 46,655 common shares for stock options exercised for gross proceeds of C$228,610 and 21,345 common shares for stock options exercised for gross proceeds of $72,262.

On January 13, 2021, the Company issued 34,716 common shares for stock options exercised for gross proceeds of $126,124.

On January 20, 2021, the Company issued 15,000 common shares for stock options exercised for gross proceeds of C$73,500 and 15,000 common shares for stock options exercised for gross proceeds of $48,450.

On February 5, 2021, the Company issued 2,965 Common Shares upon the cashless exercise of 3,825 broker warrants.

On February 9, 2021, the Company issued 30,000 common shares for stock options exercised for gross proceeds of C$147,000.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” in our Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. Throughout this discussion, unless the context specifies or implies otherwise, the terms “ESSA,” “the Company,” “we,” “us,” and “our” refer to ESSA Pharma Inc. and its subsidiaries. For a discussion regarding our financial condition and results of operations for fiscal 2020 as compared to fiscal 2019 see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 15, 2020.

Overview

ESSA is a clinical stage pharmaceutical company, focused on developing novel and proprietary therapies for the treatment of prostate cancer with an initial focus on patients whose disease is progressing despite treatment with current standard of care therapies, including second-generation anti-androgen drugs such as abiraterone, enzalutamide, apalutamide, and darolutamide. The Company believes its latest series of investigational compounds, including its product candidate EPI-7386, have the potential to significantly expand the interval of time in which patients with castration-resistant prostate cancer (“CRPC”) can benefit from anti-hormone-based therapies. Specifically, the compounds are designed to disrupt the androgen receptor (“AR”) signaling pathway, the primary pathway that drives prostate cancer growth and prevent AR activation through selective binding to the N-terminal domain (“NTD”) of the AR. In this respect, the Company’s compounds are designed to differ from classical non-steroid anti-androgens. These anti-androgens interfere either with androgen synthesis (i.e. abiraterone), or with the binding of androgens to the ligand-binding domain (“LBD”), located at the opposite end of the receptor from the NTD (i.e. “lutamides”). A functional NTD is essential for activation of the AR; blocking the NTD inhibits AR-driven transcription and therefore androgen-driven biology.

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

According to the American Cancer Society, in the United States, prostate cancer is the second most frequently diagnosed cancer among men, behind skin cancer. Approximately one-third of all prostate cancer patients who have been treated for local disease will subsequently have rising serum levels of PSA, which is an indication of recurrent or advanced disease. Patients with advanced disease often undergo initial androgen ablation therapy using analogues of luteinizing hormone releasing hormone or surgical castration; this approach is termed “androgen deprivation therapy” (“ADT”). Most advanced prostate cancer patients initially respond to this androgen ablation therapy; however, many experience a recurrence in tumor growth despite the reduction of testosterone to castrate levels, and at that point are considered to have CRPC. Following diagnosis of CRPC, patients have been generally treated with anti-androgens that block the binding of androgens (darolutamide, enzalutamide, apalutamide or bicalutamide) to the AR, or inhibit synthesis of androgens (abiraterone). More recently, significant improvements in progression-free survival have been achieved by utilizing this latest generation of anti-androgens in combination with ADT earlier in the disease natural history, in newly diagnosed metastatic prostate cancer.

Since the mid-20th century it has been recognized that the growth of prostate tumors is in large part mediated by an activated AR. Generally, there are three means of activating the AR. First, androgens such as dihydrotestosterone can activate AR by binding to its LBD. Second, CRPC can be driven by variants of AR that lack an LBD, are constitutively activated, and consequently do not require androgen for activation. A third mechanism, of less certain clinical significance, may involve certain signaling pathways that activate AR independent of androgen activity. Generally, current drugs for the treatment of prostate cancer are directed against the first mechanism by either (i) interfering with the production of androgen, or (ii) preventing androgen from binding to the LBD. Over time, these approaches eventually fail due to mechanisms of resistance which all involve the LBD end of the receptor, whether at the DNA (AR amplification or LBD mutations) or RNA level (emergence of AR splice variants).

The Company believes that through their potential to block androgen-driven gene transcription through a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current anti-androgens, the Company believes the Aniten series of compounds hold the potential to be effective in cases where current therapies have failed. The results from both extensive preclinical studies and the initial clinical experience support the Company’s belief. In preclinical studies, the Aniten series of compounds has been observed to shrink prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation anti-androgens such as enzalutamide. PSA declines were observed in the initial Phase I study as described below. Importantly with respect to the potential clinical application of NTD inhibition, recent studies by the Company and its collaborators have also suggested the potential advantage for combinations of the Company’s Aniten compounds with current anti-androgens to inhibit AR-driven biology more completely than inhibition of the receptor from either end of the receptor alone.

The Phase I clinical trial of the first generation Aniten EPI-506 provided evidence regarding the safety and tolerability for the potential mechanism of transcription inhibition of AR-driven biology. Patients generally tolerated doses of EPI-506 at overall exposures consistent with those associated with therapeutic activity in animal models. Possible proof of concept was observed with short duration PSA declines of up to 37% being observed in some patients whose disease was highly refractory to second-generation anti-androgen treatment. However, this first-generation drug demonstrated poor pharmaceutical properties. The drug was rapidly metabolized in humans, leading to a very short half-life of circulating drug and suboptimal drug exposures. Consequently, very high doses were required to achieve modest drug exposures, with the relatively short half-life limiting the therapeutic exposure of the drug within a 24-hour period. This limitation, together with other demonstrated unfavorable pharmaceutical properties, led to the Company’s decision to discontinue EPI-506 development in favor of focusing on the development of a next generation of Anitens. This next generation includes significantly more potent drugs designed also to exhibit increased resistance to metabolism and therefore a longer predicted circulating half-life. The Company’s lead product candidate EPI-7386 has demonstrated these and other favorable characteristics in extensive preclinical characterization studies which the Company has presented in a series of poster presentations at scientific meetings over the last year.

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

The incidence of both metastatic and non-metastatic CRPC continues to rise, and using a dynamic progression model, Scher et al1 projected a 2020 incidence of 546,955 and prevalence of 3,072,480. The Company believes that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company intends to initially focus on patients who have failed second-generation anti-androgen therapies (i.e. abiraterone and/or lutamides) for the following reasons:

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

Furthermore, the Company believes that a successful Phase I clinical trial will facilitate the early study of the combination of EPI-7386 with second-generation anti-androgens. The Company and its collaborators have developed preclinical in vitro and in vivo evidence supporting further evaluation of the combination of NTD inhibitors together with the LBD inhibiting anti-androgens. The Company believes that the application of two independent, complementary mechanisms of AR transcription inhibition may result in greater suppression of androgen activity and the delay or prevention of drug resistance. Recent progress in the clinical treatment of prostate cancer has resulted from the earlier utilization of anti-androgens in combination with classic ADT, consistent with the premise that more effective androgen suppression may yield clinical benefit. The Company believes that the introduction of NTD inhibitors such as EPI-7386 therefore has potential to improve androgen suppression, delay the emergence of resistance, and result in improved clinical benefit. The first collaboration, with Janssen Research & Development, LLC (“Janssen”), to study in clinical trials the safety and potential benefit of combination of EPI-7386 with abiraterone as well as the combination of EPI-7386 with apalutamide was recently announced.

The Company is party to a license agreement with the British Columbia Cancer Agency and the University of British Columbia dated December 22, 2010, as amended on February 10, 2011 and on May 27, 2014 (the “License Agreement”), which provides the Company with exclusive world-wide rights to the issued patents and patent applications related to the EPI-002 compound, the active compound of the previous clinical candidate EPI-506.

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

The Investigational New Drug (“ IND”) application to the FDA for EPI-506, to begin a Phase I clinical trial, was allowed in September 2015, with the first clinical patient enrolled in November 2015. The Company’s Clinical Trial Application (“CTA”) submission to Health Canada was subsequently also cleared. Based on allometric scaling, an initial dose level of EPI-506 of 80 mg was determined. However, following the enrollment of the initial cohorts, it became apparent that EPI-506 exposure was much lower in humans than projected. EPI-506 dosing was escalated aggressively to allow patients in the clinical study greater exposure to the drug. The highest dose patients ultimately received was 3600 mg of EPI-506, administered in a single dose or split into two doses daily. The initial data from the Phase I clinical trial was presented at the European Society of Medical Oncology meeting in September 2017.

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

Our Strategy

The Company’s initial therapeutic goal is to develop a safe and effective therapy for prostate cancer patients whose tumors have progressed on current anti-androgen therapy. However, preclinical and clinical studies that have evaluated the NTD inhibition of the Company’s Aniten compounds suggest the potential to increase therapeutic activity by combining these agents with anti-androgens at an earlier stage of treatment. Therefore, while the Company’s first priority is to continue Phase I clinical development of EPI-7386 as a single agent, in parallel the Company has also been conducting preclinical studies and planning clinical studies to evaluate EPI-7386 in combination with other agents. These preclinical studies are being conducted in collaboration with academic institutions. In addition, the Company has engaged in discussions with the relevant pharmaceutical companies in the prostate cancer space regarding potential collaborative clinical trials of combination therapy in earlier line patients. The first of these collaborations, with Janssen, was recently announced. In future preclinical studies, the Company intends to further explore other potential applications for AR-NTD inhibitors, including breast cancer and other AR-associated cancers.

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

Following IND-enabling studies, ESSA filed an IND for EPI-7386 in mCRPC at the end of the first calendar quarter of 2020, and following the receipt of clearance by the FDA and allowance by Health Canada, commenced clinical testing of EPI-7386 in July 2020, allowing for accommodations to the planned timeline as a result of the impact of the COVID-19 situation at individual clinical trial sites (see “Risk Factors - Risks Relating to COVID-19” in our Annual report on Form 10-K).

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

Advancing EPI-7386 through clinical development and regulatory approval in CRPC patients

The Company is conducting a Phase I clinical trial to determine the safety, tolerability, maximum tolerated dose, pharmacokinetics and potential therapeutic benefits of the drug in mCRPC patients. Depending on the number of cohorts enrolled, the Phase I clinical trial is expected to take nine to twelve months. The design of the Phase I clinical trial includes the standard three patients per dose cohort. Patients will be selected clinically, on the basis of having progressive metastatic CRPC as exemplified by rising PSA values and/or radiological disease progression despite latest generation anti-androgen treatment. However, all patients will be also be characterized biologically for underlying tumor genomic characteristics, for evidence of AR pathway activation and during the conduct of the trial, for dose-related biological, pharmacological and pharmacodynamic effects. Once the Phase I clinical trial is complete, the Company plans to review the data, including the safety, tolerability, evidence of efficacy and pharmacological and biomarker data. This information will inform the final size, design, timing and clinical as well as biological characteristics of the patients to be entered subsequent Phase II and additional clinical trials, including trials of combination aniten/lutamide therapy in earlier line patients.

On February 11, 2021, the Company presented preclinical and clinical pharmacology data from ESSA’s Phase 1 clinical trial of EPI-7386 for the treatment of patients with metastatic castration-resistant prostate cancer (“mCRPC”) at the 2021 American Society of Clinical Oncology Genitourinary (“ASCO GU”) Cancers Symposium in an oral poster presentation titled, “Preclinical and clinical pharmacology of EPI-7386, an androgen receptor N-terminal domain inhibitor for castration-resistant prostate cancer”. The poster is available on the Company website.

Data on the poster included a comparison of preclinical projections of EPI-7386 clinical pharmacokinetic parameters to the pharmacokinetic, safety and preliminary clinical data from the initial 200 mg cohort of patients enrolled in ESSA’s multi-center, open-label, ascending multiple-dose Phase 1 study of EPI-7386 to treat patients with mCRPC who have become resistant to standard of care treatments. Patients participating in this trial have progressed on two or more approved systemic therapies for mCRPC, including at least one second generation antiandrogen therapy not necessarily in the metastatic disease setting. In this initial cohort of patients receiving the 200 mg once-daily dose, EPI-7386 was well-tolerated with no SAEs observed. The results from this cohort support ESSA’s preclinical projections regarding the pharmacologic properties of EPI-7386 in patients. EPI-7386 was well-absorbed, demonstrated high exposure levels and was confirmed to have a long half-life of at least 24 hours. The predicted exposures of EPI-7386 in patients were similar to the Company’s modeled projections and were still below optimal target exposures of EPI-7386 associated with anti-tumor activity in animal models. Although the 200 mg dose was suboptimal, one out of three patients who completed 12 weeks of therapy experienced a prostate specific antigen (“PSA”) decline of more than 50 percent after three cycles of EPI-7386 therapy (12 weeks) with ongoing continued PSA declines continuing through six cycles of therapy, despite previously having failed enzalutamide and abiraterone acetate. ESSA recently completed the 28-Day safety evaluation period for the 400mg dose cohort and is currently dosing patients in the 600 mg cohort.

The Company believes these results from the initial clinical data are encouraging and suggest a favorable pharmacokinetic profile of EPI-7386 in patients. The Company believes the data demonstrate proof of concept by suggesting that EPI-7386, through its novel mechanism of action of targeting the N-terminal domain, may bypass the resistant mechanisms mCRPC patients may experience on current antiandrogen therapies. While early in the Phase 1 clinical study, the Company is encouraged to have seen early signs of biological activity and declining PSA levels in a multi-refractory patient at the initial 200 mg dose but recognizes that an accurate assessment of the full safety and tolerability profile as well as the potential clinical benefits to therapy with EPI-7386 will require longer observation of more patients treated at higher doses and anticipate providing more clinical data on the progress of the study in the second half of calendar 2021.

Developing a product candidate as an essential component of a new standard of care for the treatment of pre-CRPC and expanding usage earlier in the disease stage

An activated AR is required for the growth and survival of most prostate cancer. Unlike current anti-androgen therapies which can only inhibit full-length AR, NTD inhibition of AR-directed biology occurs both in full length AR and splice variant ARs. Therefore, the Company believes that the AR-NTD is an ideal target for next-generation anti-androgen hormone therapy. If ESSA’s product candidate is successful in treating CRPC patients, it is reasonable to expect that such clinical candidate may be effective in treating earlier stage patients. Preclinical studies suggest particular value to the use of anitens in combination with the currently-widely used anti-androgens. As a result, the Company intends to conduct additional clinical studies potentially leading to the approval of EPI-7386 for use in prostate cancer patients at an earlier disease stage in combination with second-generation anti-androgens. The Company continues to develop in vitro and in vivo data in collaboration with academic and industry investigators in this regard and has recently announced a collaboration with Janssen Pharmaceutical to study EPI-7386 in combination clinical trials with abiraterone acetate/prednison, as well as with apalutamide. Preliminary data supporting this approach strongly indicates potential benefits to combining an NTD inhibitor, such as an Aniten compound, with an anti-androgen that works through inhibition of the LBD of the AR by directly blocking androgen binding (e.g. lutamides) or by inhibiting androgen synthesis (abiraterone acetate). Other emerging potential clinical applications for NTD inhibitors are in combination with other agents, such as poly ADP ribose polymerase (“PARP”) inhibitors, as well as in the subset of metastatic breast cancer patients whose tumors have been demonstrated to have activation of the AR pathway.

Evaluating strategic collaborations to maximize value

The Company currently retains all commercial rights for its EPI and Aniten series drug portfolio. The Company continues to evaluate potential collaborations that could enhance the value of its prostate cancer program and allow it to leverage the expertise of such strategic collaborators. The first of these collaborations was announced recently, involving Janssen.

Future Clinical Development Program

Phase I/II Clinical Trial Design for treating CRPC patients

With the allowance by the FDA of the IND and clearance of the CTA by Health Canada for EPI-7386, the Company is conducting a Phase I clinical trial to determine the safety, tolerability, maximum tolerated dose, pharmacokinetics, and efficacy of the compound in CRPC patients at clinical sites in the US and Canada. In the Phase I study, it is expected the clinical trial will evaluate the safety, tolerability, pharmacokinetics, and maximum-tolerated dose of the compound, in multiple-dose escalations. The clinical trial is expected to enroll approximately 18 patients at multiple medical institutions in a standard 3+3 trial design with an approximate 10 additional patients enrolled in the dose expansion cohort. The Company is working with clinicals sites so patients can be enrolled ensuring compliance with COVID-19 risk management guidance as provided by FDA (see “Risk Factors - Risks Relating to COVID-19” in our Annual Report on Form 10-K). Learnings from the Phase I clinical trial of EPI-506 have been incorporated into the design and conduct of the Phase I study. The Company has included in the study design, for example, extensive biological characterization of the patients entered into the trial. If the Phase I portion of the clinical trial is successful, the Phase II portion of the clinical trial will evaluate activity in a larger group of biologically-characterized mCRPC patients.

Early Conduct of a Combination Phase I/II Clinical Trial

Given the evolution of prostate cancer therapeutics towards combination therapy strategies, the biological rationale for combining NTD and LBD inhibitors, and compelling early in vitro and preclinical animal model results, the Company intends to perform combination studies of the next-generation Aniten compound with current generation anti-androgens following the Phase 1 dose escalation and expansion studies. Since these combination studies will involve earlier lines of therapy i.e. often prior to receiving a late-stage anti-androgen, they will commence only after sufficient experience with safety, tolerability, and efficacy has been accumulated with single agent EPI-7386 therapy in later line of therapy patients. The Company currently estimates that these studies might commence within the third calendar quarter of 2021, and to that end the Company recently announced the signing of a collaboration agreement to conduct combination clinical trials with Janssen.

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

Currently approved therapies include:

GENERIC/PROGRAM NAME	BRAND NAME	COMPANY NAME(S)	STAGE
Enzalutamide	Xtandi	Astellas and Pfizer	Marketed
Abiraterone acetate	Zytiga	Johnson & Johnson	Marketed
Sipuleucel-T	Provenge	Valeant	Marketed
Docetaxel	n/a	Sanofi and various	Marketed
Cabazitaxel	Jevtana	Sanofi	Marketed
Radium-233	Xofigo	Bayer	Marketed
Apalutamide (ARN-509)	Erleada	Johnson & Johnson	Marketed
Darolutamide	Nubeqa	Bayer	Marketed
Pembrolizumab	Keytruda	Merck	Marketed
Olaparib	Lynparza	AstraZeneca	Marketed
Rucaparib	Rubraca	Clovis Oncology	Marketed

In this market, ESSA believes that its competitive position is strong because its product candidate, if successful, involves a mechanistically unique, differentiated approach to prostate cancer involving the therapeutic modality that has been shown to make the biggest difference to the survival of recurrent prostate cancer patients: blocking AR activation. Since EPI compounds have been shown to directly block the AR-NTD, they have the potential to bypass the AR-dependent resistance pathways (discussed above) that may develop as a result of treatment with current hormone-related therapies that target the AR LBD. If successful, ESSA believes this could represent a significant step forward in the treatment of prostate cancer. To ESSA’s knowledge, no other antagonist to the AR-NTD is currently undergoing clinical trials for prostate cancer or any other indication. Other approaches to interfering with AR signaling include strategies to degrade the AR such as that being pursued by Arvinas, Inc.

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

Pursuant to the License Agreement, ESSA has been granted a worldwide, exclusive license to develop and commercialize products based on the Licensed IP. ESSA paid a minimum annual royalty of C$40,000 in the 2014 calendar year, increasing to C$65,000 in each of 2015 and 2016 and C$85,000 in 2017, 2018, and 2019 and must continue to pay a minimum of C$85,000 for each year thereafter. For a First Compound entering clinical development, an additional C$50,000 and C$900,000 must be paid upon enrollment of a patient in a Phase II and Phase III clinical trial, respectively.

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

ESSA’s Intellectual Property Strategy

Both ESSA and the broader pharmaceutical industry attach significant importance to patents for the protection of new technologies, products and processes. Accordingly, ESSA’s success depends, in part, on its ability to obtain patents or rights thereto, to protect commercial secrets and carry on activities without infringing the rights of third parties. See “Risk Factors” in our Annual Report on Form 10-K. Where appropriate, and consistent with management’s objectives, patents are pursued once concepts have been validated through appropriate laboratory work. To that end, ESSA will continue to seek patents in relation to those components or concepts that it perceives to be important.

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

Regulatory Environment

The production and manufacture of ESSA’s product candidate and potential future product candidates and its R&D activities are subject to regulation for safety, efficacy, quality and ethics by various governmental authorities around the world. In the United States, drugs and biological products are subject to regulation by the FDA. In Canada, these activities are regulated by the Food and Drugs Act and the rules and regulations thereunder, which are enforced by the TPD. Drug approval laws require registration of manufacturing facilities, carefully controlled research and testing of product candidates, government review and approval of experimental results prior to giving approval to sell drug products. Regulators also require that rigorous and specific standards such as cGMP, GLP and GCP are followed in the manufacture, testing and clinical development respectively of any drug product. See “Risk Factors” in our Annual Report on Form 10-K.

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

New Drug Application

Assuming successful completion of required clinical testing and other requirements, the results of the preclinical and clinical studies, together with detailed information relating to the product’s chemistry, manufacture, controls and proposed labeling, among other things, are submitted to the FDA as part of an NDA, or the TPD as part of a New Drug Submission (“NDS”), requesting approval to market the drug product for one or more indications. The NDS or NDA is then reviewed by the applicable regulatory body for approval to market the drug.

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

Developments

Recent Developments

On January 8, 2021, the Company issued 9,000 common shares for stock options exercised for gross proceeds of C$44,100.

On January 11, 2021, the Company issued 46,655 common shares for stock options exercised for gross proceeds of C$228,610 and 21,345 common shares for stock options exercised for gross proceeds of $72,262.

On January 13, 2021, the Company issued 34,716 common shares for stock options exercised for gross proceeds of $126,124.

On January 13, 2021, the Company announced a clinical collaboration with Janssen to evaluate EPI-7386 combination for patients with metastatic castration-resistant prostate cancer. Under the terms of the agreement, Janssen may sponsor and conduct up to two Phase 1/2 studies evaluating the safety, tolerability and preliminary efficacy of the combination of EPI-7386 and apalutamide as well as the combination of EPI-7386 with abiraterone acetate plus prednisone in patients with mCRPC who have failed a current second-generation antiandrogen therapy. Janssen will assume all costs associated with the studies, other than the manufacturing costs associated with the clinical drug supply of EPI-7386. The parties will form a joint oversight committee for the clinical studies, which are planned to start in 2021. ESSA will retain all rights to

EPI-7386.

On January 20, 2021, the Company issued 15,000 common shares for stock options exercised for gross proceeds of C$73,500 and 15,000 common shares for stock options exercised for gross proceeds of $48,450.

On February 5, 2021, the Company issued 2,965 Common Shares upon the cashless exercise of 3,825 broker warrants.

On February 9, 2021, the Company issued 30,000 common shares for stock options exercised for gross proceeds of C$147,000.

On February 11, 2021, the Company presented preclinical and clinical pharmacology data from ESSA’s Phase 1 clinical trial of EPI-7386 for the treatment of patients with metastatic castration-resistant prostate cancer (“mCRPC”) at the 2021 American Society of Clinical Oncology Genitourinary (“ASCO GU”) Cancers Symposium in an oral poster presentation titled, “Preclinical and clinical pharmacology of EPI-7386, an androgen receptor N-terminal domain inhibitor for castration-resistant prostate cancer,”. The poster is available on the Company website.

Significant Business Developments for the Three Months Ended December 31, 2020

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

ESSA has never been profitable and has incurred net losses since inception. ESSA’s net losses were $6,528,704 and $4,613,273 for the three months ended December 31, 2020, and 2019 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of December 31, 2020:

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Research and development expense	$4,485,772	$2,236,680	$2,703,704	$4,618,436
General and administration	2,208,917	2,200,159	2,171,020	4,863,608
Comprehensive income (loss)	(6,528,704)	(4,553,342)	(4,924,828)	(9,353,927)
Basic and diluted earnings (loss) per share	(0.20)	(0.17)	(0.24)	(0.45)
Cash and cash equivalents	52,484,512	56,320,763	36,482,049	39,913,569
Short-term investments	22,016,344	22,011,337	-	-
Total assets	76,174,988	80,574,565	38,100,438	41,603,369
Long-term liabilities	38,246	127,376	76,762	40,477
Working capital	73,861,974	79,038,442	36,475,762	39,746,147

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2019	2019	2019	2019
Research and development expense	$2,587,148	$2,004,750	$1,951,084	$1,454,077
General and administration	2,139,165	1,246,426	1,208,591	1,757,638
Comprehensive income (loss)	(4,613,273)	(3,327,117)	(3,298,313)	(3,423,997)
Basic and diluted earnings (loss) per share	(0.22)	(0.23)	(0.52)	(0.54)
Cash and cash equivalents	45,934,420	53,322,723	4,874,410	8,597,639
Short-term investments	-	-	-	-
Total assets	47,168,317	54,573,093	6,866,899	9,402,541
Long-term liabilities	99,766	16,520	1,412,178	2,213,728
Working capital	45,527,165	48,724,264	281,688	5,371,772

Results of Operations for the Three Months Ended December 31, 2020 and 2019

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $6,528,704 for the three months ended December 31, 2020 compared to a comprehensive loss of $4,613,273 for the three months ended December 31, 2019. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

R&D expense included the following major expenses by nature:

	Three months ended	Three months ended
	December 31, 2020	December 31, 2019
Clinical	$1,315,872	$101,143
Consulting	88,359	73,596
Legal patents and license fees	68,543	237,700
CMC	1,452,360	847,190
Other	7,349	41,262
Preclinical and data analysis	1,001,462	773,171
Salaries and benefits	261,049	345,198
Share-based payments	287,424	152,406
Travel and other	3,354	15,482
Total	$4,485,772	$2,587,148

The overall R&D expense for the three months ended December 31, 2020 was $4,485,772 compared to $2,587,148 for the three months ended December 31, 2019 and includes non-cash expense related to share-based payments expense of $287,424 (2019 - $152,406). R&D expense in the period ended December 31, 2019 was incurred primarily in preclinical research and IND-enabling work on the Company’s next-generation Aniten compounds, and expenditure on chemistry and manufacturing of drug product at third party vendors, in anticipation of the Phase 1 clinical trial which commenced with the dosing of the first patient in July 2020.

The share-based payments expense of $287,424 (2019 - $152,406), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Clinical costs of $1,315,872 (2019 - $101,143) were generated in relation to expenditures with the Company’s clinical research organizations conducting the Phase 1 clinical trial of EPI- 7386. In the prior period, the costs related to clinical consulting work in preparation for the IND filing in March 2020.

Preclinical and data analysis costs of $1,001,462 (2019 – $773,171) were incurred in the identification of the lead compound EPI-7386 in 2019 and the subsequent filing of the IND in 2020. In the current period, the amount includes pharmacokinetic data analysis on data from the clinical trial related to the Phase I study.

CMC costs of $1,452,360 (2019 - $847,190) included cGMP manufacturing of EPI 7386 drug supply to support the ongoing clinical trial. In the three months ended December 31, 2019, costs were incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of EPI-7386.

Consulting costs increased to $88,359 for the three months ended December 31, 2020 (2019 - $73,596) relating to contract project management services. In the comparative period, costs were related to consulting fees for scientific advisors in connection with candidate selection and preparation of the IND filing, including contract project management services.

Salaries and benefits, related to preclinical and clinical staff, have decreased to $261,049 (2019 - $345,198) as a result of an additional employee in prior period.

Legal patents and license fees for the period totaled $68,543 (2019 - $237,700). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended	Three months ended
	December 31, 2020	December 31, 2019
Amortization	$27,581	$27,580
Consulting and subcontractor fees	49,478	32,805
Director fees	93,500	92,500
Insurance	227,611	133,595
Investor relations	141,520	57,739
Office, insurance, IT and communications	54,655	50,232
Professional fees	332,485	195,118
Regulatory fees and transfer agent	37,844	10,320
Rent	16,071	15,644
Salaries and benefits	302,251	376,363
Share-based payments	917,561	1,101,215
Travel and other	4,364	46,054
Total	$2,208,917	$2,139,165

General and administration expenses decreased to $2,208,917 for the three months ended December 31, 2020 from $2,139,165 in the three months ended December 31, 2019 and includes non-cash expense related to share-based payments of $917,561 (2019 - $1,101,215). This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Director fees of $93,500 (2019 - $92,500) were incurred for remuneration paid to directors for attendance at meetings and participation in various committees during the period.

Salaries and benefits expense decreased to $302,251 (2019 - $376,363) as a result of some changes to benefits accruals and timing of related costs.

Insurance expense of $227,611 (2019 - $133,595) relates to increased cost of insurance coverage for directors and officers of the Company as a reporting issuer and publicly listed company in the United States, as well as general liability insurance. The Company has realized an increase in premiums which is in line with market trends.

Investor relations expense increased to $141,520 (2019 - $57,739) due to the cost of additional investor communications support engaged in the current period.

Professional fees of $332,485 (2019 - $195,118) were incurred for legal and accounting services in conjunction with increased corporate activities compared to activities in 2019. The Company also prepared for, and implemented changes with respect to its transition to a domestic issuer from foreign private issuer, including transition of financial statements to U.S. GAAP.

Financing costs

In the three months ended December 31, 2020, the Company incurred financing costs expense of $1,181 (2019 - $215,501). In the current period, the Company incurred a minimal amount finance accretion related to the operating lease. In the comparative period, the Company settled a long-term debt with Silicon Valley Bank which resulted in a non-recurrent finance charge of $211,079.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of December 31, 2020, the Company has working capital of $73,861,974 (September 30, 2020 - $79,093,604). Operational activities during the three months ended December 31, 2020 were financed mainly by proceeds from the acquisition of Realm, financing completed in August 2019 for gross proceeds of $36,000,000 and July 2020 Financing. At December 31, 2020, the Company had available cash reserves and short-term investments of $74,500,856 (September 30, 2020 - $78,332,100) to settle current liabilities of $2,035,377 (September 30, 2020 - $1,203,324). At December 31, 2020, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

ESSA’s future cash requirements may vary materially from those now expected due to a number of factors, including the costs associated with future preclinical work and to take advantage of strategic opportunities, such as partnering collaborations or mergers and acquisitions activities. In the future, it may be necessary to raise additional funds. These funds may come from sources such as entering into strategic collaboration arrangements, the issuance of shares from treasury, or alternative sources of financing. However, there can be no assurance that ESSA will successfully raise funds to continue its operational activities. See “Risk Factors” in our Annual Report on Form 10-K.

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

The critical accounting policies are those polices that require the most significant judgments and estimates in the preparation of our condensed consolidated interim financial statements. A summary of the critical accounting policies is presented in Note 2 of the annual consolidated financial statements for the year ended September 30, 2020 filed with the SEC and with the securities commissions in Alberta and Ontario on December 15, 2020.

Trend Information

ESSA is a clinical development stage company and does not currently generate revenue. The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain Licensed IP. As of the date of this Quarterly Report on Form 10-Q, no products are in commercial production or use. The Company’s financial success will be dependent upon its ability to continue development of its compounds through preclinical and clinical stages to commercialization.

Off-Balance Sheet Arrangement

ESSA has no material undisclosed off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations, financial condition, revenues or expenses, liquidity, capital expenditures or capital resources that is material to investors.

Outstanding Share Data

As of February 10, 2021, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 33,780,064 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of February 10, 2021, we had 7,775,648 common shares issuable pursuant to 7,775,648 common share purchase warrants pursuant to full cash exercise, 2,143,837 common shares issuable pursuant to 2,143,837 exercisable outstanding stock options, 4,624,470 common shares issuable pursuant to 4,624,470 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

Safe Harbor

See “Cautionary Note Regarding Forward-Looking Statements” in the introduction to this Quarterly Report.

Item 3.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this Quarterly Report on Form 10Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2020, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2020.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

None.

Item 6.   Exhibits

Exhibit No.

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

Dated: February 11, 2021

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer