Form 10-Q
period 2021-03-31
ESSA Pharma Inc.
filed 2021-05-06
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of outstanding common shares of the registrant, no par value per share, as of May 6, 2021 was 40,455,622.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	our ability to maintain operations, development programs, preclinical studies, clinical trials and raise capital as a result of the recent coronavirus disease 2019 outbreak (“COVID 19”);
●	our ability to advance our product candidate and potential future product candidates through, and successfully complete, clinical trials;
●	our ability to recruit sufficient numbers of patients for future clinical trials, and the benefits expected therefrom;
●	our ability to obtain funding for operations, including research funding, and the timing and potential sources of such funding;
●	the initiation, timing, cost, location, progress and success of, strategy and plans with respect to our research and development programs (including research programs and related milestones with regards to next-generation drug candidates and compounds), preclinical studies and clinical trials;
●	the therapeutic benefits, properties, effectiveness, pharmacokinetic profile and safety of our product candidate and potential future product candidates, if any, including the expected benefits, properties, effectiveness, pharmacokinetic profile and safety of our next-generation aniten compounds;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	our use of proceeds from funding and financings;
●	our ability to assume the obligations related to the acquisition of Realm Therapeutics plc (“Realm”);
●	our intended use of proceeds from the acquisition of Realm and the past and future offerings of our securities;
●	our ability to establish and maintain relationships with collaborators with acceptable development, regulatory and commercialization expertise and the benefits to be derived from such collaborative efforts;
●	the implementation of our business model and strategic plans, including strategic plans with respect to patent applications and strategic collaborations and partnerships;
●	our ability to identify, develop and commercialize product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	whether we will receive, and the timing and costs of obtaining, regulatory approvals in the United States, Canada and other jurisdictions;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidate and potential future product candidates, if any;

●	the rate and degree of market acceptance and clinical utility of our potential future product candidates, if any;
●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals for our product candidate and potential future product candidates, if any;
●	our expectations regarding market risk, including interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to grow our business;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures;
●	developments relating to our competitors and our industry, including the success of competing therapies that are or may become available; and
●	estimates of our financial condition, expenses, future revenue, capital requirements and our need for additional financing and potential sources of capital and funding.

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

●	risks related to our ability to maintain operations and execute on our business plan as a result of the recent COVID-19 outbreak or other health epidemics;
●	risks related to clinical trial development and our ability to conduct the clinical trial of our product candidate and the predictive value of our current or planned clinical trials;
●	risks related to clinical trials being conducted by third parties under collaboration and clinical supply agreements, using the Company’s product candidate;
●	risks related to our future success being dependent primarily on identification through preclinical studies, clinical studies, regulatory approval for commercialization of a single product candidate;
●	risks related to our license agreement with third parties;
●	uncertainty related to our ability to obtain required regulatory approvals for our proposed products;

●	risks related to the Company’s ability to conduct a clinical trial or submit a future NDA/NDS or IND/CTA (each, as defined herein);
●	risks related to our future ability to raise capital to fund the development program on favorable terms and the impact of dilution from incremental financing;
●	risks related to our ability to successfully commercialize future product candidates;
●	risks related to the possibility that our product candidate and potential future product candidates, if any, may have undesirable side effects;
●	risks related to our ability to enroll subjects in clinical trials;
●	risks that the FDA may not accept data from trials conducted in locations outside the United States;
●	risks related to our ongoing obligations and continued regulatory review;
●	risks related to potential administrative or judicial sanctions;
●	the risk of increased costs associated with prolonged, delayed or terminated clinical trials;
●	the risk that third parties may not carry out their contractual duties;
●	risks related to the possibility that our relationships with clinical research organizations or academic institutions may terminate;
●	risks related to our lack of experience manufacturing product candidates on a large clinical or commercial scale and our lack of manufacturing facility;
●	risks related to our failure to obtain regulatory approval in international jurisdictions;
●	risks related to recently enacted and future legislation in the United States that may increase the difficulty and cost for us to obtain marketing approval of, and commercialize, our product candidate and potential future products, if any, and affect the prices our may obtain;
●	risks related to new legislation, new regulatory requirements, and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare;
●	risks related to the acquisition of Realm and the assumption of related obligations;
●	risks that we may default on any residual obligations of the agreement providing for the CPRIT Grant, which may result in us not receiving the remaining CPRIT Grant funds and/or having to reimburse all of the CPRIT Grant, if such default is not waived by CPRIT;
●	risks related to our incurrence of significant losses in every quarter since inception and our anticipation that it will continue to incur significant losses in the future;
●	risks related to our limited operating history;
●	risks related to our reliance on proprietary technology;
●	risks related to our ability to protect our intellectual property rights throughout the world;
●	risks related to claims by third parties asserting that we, or our employees or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our intellectual property;
●	risks related to our ability to comply with governmental patent agency requirements in order to maintain patent protection;
●	risks related to computer system failures or security breaches;
●	risks related to business disruptions that could seriously harm our future revenues and financial condition and increase our costs and expenses;
●	risks related to our dependence on the use of information technologies;
●	risks related to our ability to attract and maintain highly-qualified personnel;
●	risks relating to the possibility that third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues;
●	risks related to potential conflicts of interest between us and our directors and officers;
●	risks related to competition from other biotechnology and pharmaceutical companies;
●	risks related to movements in foreign currency exchange rates;
●	risks related to our ability to convince public payors and hospitals to include our product candidate and potential future products, if any, on their approved formulary lists;
●	risks related to our ability to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements;
●	risks related to our ability to manage growth;

●	risks related to our ability to achieve or maintain expected levels of market acceptance for our products;
●	risks related to our ability to realize benefits from acquired businesses or products or form strategic alliances in the future;
●	risks related to collaborations with third parties;
●	risks that employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation;
●	risks related to product liability lawsuits;
●	risks related to compulsory licensing and/or generic competition;
●	risks inherent in foreign operations;
●	risks related to the possibility that laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and Canada and require us to develop and implement costly compliance programs;
●	risks related to laws that govern fraud and abuse and patients’ rights;
●	risks related to our ability to comply with environmental, health and safety laws and regulations;
●	risks related to us being a “passive foreign investment company”;
●	risks related to the Company’s status as an emerging growth company and in the future as an accelerated filer;
●	risks related to United States investors’ ability to effect service of process or enforcement of actions against us;
●	risks related to our ability to maintain compliance with Nasdaq listing requirements;
●	risks related to market price and trading volume volatility;
●	risks related to our dividend policy;
●	risks associated with future sales of our securities;
●	risks related to our ability to implement and maintain effective internal controls;
●	risks related to share price volatility in the event there is low liquidity for the trading of the Company’s common shares; and
●	risks related to analyst coverage.

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	March 31,	September 30,
	2021	2020

ASSETS

Current
Cash and cash equivalents	$151,562,303	$56,320,763
Short-term investments (Note 4)	57,034,921	22,011,337
Receivables	293,106	309,538
Prepaids (Note 5)	491,962	1,600,128
Operating lease right-of-use assets (Note 7)	—	55,162

	209,382,292	80,296,928

Deposits	277,637	277,637
Operating lease right-of-use assets (Note 7)	341,125	—

Total assets	$210,001,054	$80,574,565

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$3,085,397	$1,144,230
Current portion of operating lease liability (Note 7)	94,294	59,094

	3,179,691	1,203,324

Derivative liabilities (Note 9)	1,166,462	127,376
Operating lease liability (Note 7)	246,830	—

Total liabilities	4,592,983	1,330,700

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 40,417,857 issued and outstanding (September 30, 2020 – 32,064,411) (Note 10)	276,740,509	131,086,364
Additional paid-in capital (Note 10)	31,208,296	31,204,284
Accumulated other comprehensive loss	(2,076,479)	(2,076,479)
Accumulated deficit	(100,464,255)	(80,970,304)

	205,408,071	79,243,865

Total liabilities and shareholders’ equity	$210,001,054	$80,574,565

Subsequent events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2021	2020	2021	2020

OPERATING EXPENSES
Research and development	$7,268,257	$4,618,436	$11,754,029	$7,205,584
Financing costs (Notes 7 and 8)	299	88,369	1,480	303,870
General and administration	4,615,332	4,863,608	6,824,249	7,002,773

Total operating expenses	(11,883,888)	(9,570,413)	(18,579,758)	(14,512,227)

Foreign exchange	7,649	(17,831)	14,845	(11,622)
Interest income	39,208	205,641	74,899	306,606
Derivative liability gain (loss) (Note 9)	(1,128,216)	32,676	(1,039,086)	(23,957)

Loss for the period before taxes	(12,965,247)	(9,349,927)	(19,529,100)	(14,241,200)

Income tax recovery	—	(4,000)	35,149	274,000

Loss and comprehensive loss for the period	$(12,965,247)	$(9,353,927)	$(19,493,951)	$(13,967,200)

Basic and diluted loss per common share	$(0.36)	$(0.45)	$(0.56)	$(0.67)

Weighted average number of common shares outstanding – basic and diluted	36,484,041	20,821,956	34,896,509	20,790,817

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE SIX MONTHS ENDED MARCH 31,

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(19,493,951)	$(13,967,200)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	55,162	55,162
Accretion of lease liability	1,480	8,058
Derivative liability loss	1,039,086	23,957
Interest income	(20,106)	—
Finance expense	—	211,079
Unrealized foreign exchange	23,300	22,101
Share-based payments	3,868,671	4,838,238
Income tax recovery	—	(278,000)

Changes in non-cash working capital items:
Receivables	19,246	12,535
Prepaids	1,108,166	(340,406)
Accounts payable and accrued liabilities	1,883,888	92,058
Income tax payable	—	(22,000)

Net cash used in operating activities	(11,515,058)	(9,344,418)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of short-term investments	(55,017,103)	—
Proceeds from short-term investments sold	20,000,000	—
Interest from short-term investments	13,625	—

Net cash used in investing activities	(35,003,478)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of common shares	149,999,985	—
Share issuance costs	(9,109,462)	(314,603)
Options exercised	930,686	—
Warrants exercised	249	247,864
Shares purchased through employee share purchase plan	27,369	—
Lease payments	(60,575)	(58,809)
Loan principal repaid	—	(3,199,799)
Loan final payment paid	—	(688,000)
Interest and financing costs paid	—	(32,235)

Net cash provided by (used in) financing activities	141,788,252	(4,045,582)

Effect of foreign exchange on cash and cash equivalents	(28,176)	(19,154)

Change in cash and cash equivalents for the period	95,241,540	(13,409,154)

Cash and cash equivalents, beginning of period	56,320,763	53,322,723

Cash and cash equivalents, end of period	$151,562,303	$39,913,569

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2021 and 2020

					Accumulated
			Obligation	Additional	other
	Number	Common	to issue	paid-in	comprehensive
	of shares	shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2019	20,762,374	$78,545,108	$—	$30,038,134	$(2,076,479)	$(57,524,934)	$48,981,829
Share issuance costs	—	(3,598)	—	(7,054)	—	—	(10,652)
Warrants exercised	—	—	227,864	—	—	—	227,864
Share-based payments	—	—	—	1,253,621	—	—	1,253,621
Loss for the period	—	—	—	—	—	(4,613,273)	(4,613,273)

Balance, December 31, 2019	20,762,374	$78,541,510	$227,864	$31,284,701	$(2,076,479)	$(62,138,207)	$45,839,389
Warrants exercised	61,965	422,195	(227,864)	(174,331)	—	—	20,000
Share-based payments	—	—	—	3,584,617	—	—	3,584,617
Loss for the period	—	—	—	—	—	(9,353,927)	(9,353,927)

Balance, March 31, 2020	20,824,339	$78,963,705	$—	$34,694,987	$(2,076,479)	$(71,492,134)	$40,090,079

					Accumulated
			Obligation	Additional	other
	Number	Common	to issue	paid-in	comprehensive
	of shares	shares	shares	capital	loss	Deficit	Total
Balance, September 30, 2020	32,064,411	$131,086,364	$—	$31,204,284	$(2,076,479)	$(80,970,304)	$79,243,865
Warrants exercised	1,493,504	2,987,158	—	(2,987,009)	—	—	149
Options exercised	42,207	274,365	—	(120,664)	—	—	153,701
Shares issued through employee share purchase plan	5,261	39,638	—	(12,269)	—	—	27,369
Share-based payments	—	—	—	1,204,985	—	—	1,204,985
Loss for the period	—	—	—	—	—	(6,528,704)	(6,528,704)

Balance, December 31, 2020	33,605,383	$134,387,525	$—	$29,289,327	$(2,076,479)	$(87,499,008)	$74,101,365
Financing	5,555,555	149,999,985	—	—	—	—	149,999,985
Share issuance costs	—	(9,168,801)	—	—	—	—	(9,168,801)
Warrants exercised	1,043,538	143,853	—	(143,753)	—	—	100
Options exercised	213,381	1,377,947	—	(600,962)	—	—	776,985
Share-based payments	—	—	—	2,663,686	—	—	2,663,686
Loss for the period	—	—	—	—	—	(12,965,247)	(12,965,247)

Balance, March 31, 2021	40,417,857	$276,740,509	$—	$31,208,296	$(2,076,479)	$(100,464,255)	$205,408,071

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE SIX MONTHS ENDED MARCH 31, 2021

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of March 31, 2021, no products are in commercial production or use.

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the six months ended March 31, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2020 Annual Report on Form 10-K for the year ended September 30, 2020, with the exception of the policies described in Note 3.

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

3.     RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements adopted

ASU 2018-18 – Collaborative Arrangements (Topic 808)

In November 2018, the FASB issued ASU 2018-18, “Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606”. This ASU: (i) clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under ASC 606 when the collaborative arrangement participant is a customer, (ii) provides guidance specifying that a distinct good or service is the unit of account for evaluating whether a transaction is with a customer, and (iii) precludes a company from presenting transactions with a collaborative arrangement participant that are not in the scope of ASC 606 together with revenue from contracts with customers. This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this accounting standard as of October 1, 2020. The Company will present collaboration revenue separate from product revenues. The adoption of this new accounting standard did not have a significant impact on the Company’s consolidated financial statements.

ASU 2018-15 – Intangibles – Goodwill and Other (Subtopic 350-40)

In August 2018, the FASB issued ASU 2018–15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350–40). This ASU addresses the accounting for implementation costs incurred by a customer in a cloud computing arrangement that is a service contract and also adds certain disclosure requirements related to implementation costs incurred for internal-use software and cloud computing arrangements. The amendment aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). This ASU is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this accounting standard as of October 1, 2020 and has applied it prospectively to all implementation costs incurred after October 1, 2020. The adoption of this new accounting standard did not have a significant impact on the Company’s consolidated financial statements.

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

Recent accounting pronouncements not yet adopted

ASU 2020-06 – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40)

In August 2020, the FASB issued ASU No. 2020-06 (“ASU 2020-06”) “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.” ASU 2020-06 will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current GAAP. Convertible instruments that continue to be subject to separation models are (1) those with embedded conversion features that are not clearly and closely related to the host contract, that meet the definition of a derivative, and that do not qualify for a scope exception from derivative accounting and (2) convertible debt instruments issued with substantial premiums for which the premiums are recorded as paid-in capital. ASU 2020-06 also amends the guidance for the derivatives scope exception for contracts in an entity’s own equity to reduce form-over-substance-based accounting conclusions. ASU 2020-06 will be effective January 1, 2024, for the Company. Early adoption is permitted, but no earlier than January 1, 2021, including interim periods within that year. Management is currently evaluating the effect of the adoption of ASU 2020-06 on the consolidated financial statements, but currently does not believe ASU 2020-06 will have a significant impact on the Company’s accounting.

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

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 0.22%-0.45% per annum and have maturities of up to 12 months.

5.     PREPAIDS

	March 31,	September 30,
	2021	2020

Prepaid insurance	$374,457	$825,014
Prepaid CMC and clinical expenses and deposits	2,375	650,586
Other deposits and prepaid expenses	115,130	124,528

Balance, end of period	$491,962	$1,600,128

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,	September 30,
	2021	2020

Accounts payable	$1,690,676	$678,643
Accrued expenses	1,351,833	310,604
Accrued vacation	42,888	154,983

Balance, end of period	$3,085,397	$1,144,230

7.     OPERATING LEASE

The Company has one operating lease for the South San Francisco office extended from April 1, 2021 to May 31, 2024. The Company’s operating leases included on the balance sheet are as follows:

Operating lease right-of-use asset
Balance, September 30, 2019	$—
Adoption of ASC 842	165,486
Amortization	(55,162)

Balance, March 31, 2020	$110,324

Balance, September 30, 2020	$55,162
Addition	341,125
Amortization	(55,162)

Balance, March 31, 2021	$341,125

Operating lease liabilities
Balance, September 30, 2019	$—
Adoption of ASC 842	165,486
Accretion	8,058
Lease payments	(58,809)

Balance, March 31, 2020	$114,735

Balance, September 30, 2020	$59,094
Addition	341,125
Accretion	1,480
Lease payments	(60,574)

Balance, March 31, 2021	$341,125

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At March 31, 2021, the Company’s incremental borrowing rate was 5.0% and the lease term was extended by 38 months.

Operating lease costs of $60,574 (2020 - $58,809) and accretion expense of $1,480 (2020 - $8,058) have been recorded in “general and administrative expenses” and “financing costs” in the condensed consolidated interim statements of operations and comprehensive loss respectively.

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

Valuation

The Company uses the Black-Scholes option pricing model to estimate fair value. The following weighted average assumptions were used to estimate the fair value of the derivative warrant liabilities on March 31, 2021 and 2020:

	March 31,		March 31,
	2021		2020

Risk-free interest rate	0.29%		0.46%
Expected life	1.79	years	2.79	years
Expected annualized volatility	85.9%		88.7%
Dividend	—		—
Liquidity discount	20%		20%

Sensitivity

The derivative warrants are a recurring Level 3 fair value measurement. The key level 3 inputs used by management to determine the fair value are the market price, expected volatility and liquidity discount. If the market price were to increase by a factor of 10% this would increase the obligation by approximately $244,273 as of March 31, 2021. If the market price were to decrease by a factor of 10% this would decrease the obligation by approximately $226,083 as of March 31, 2021. If the volatility were to increase by 10%, this would increase the obligation by approximately $241,066 as of March 31, 2021. If the volatility were to decrease by 10%, this would decrease the obligation by approximately $236,776 as of March 31, 2021.

The following table is a continuity schedule of changes to the Company’s derivative liabilities:

Total

Balance, September 30, 2019	$16,520
Change in fair value	110,856

Balance, September 30, 2020	$127,376
Change in fair value	1,039,086

Balance, March 31, 2021	$1,166,462

Derivatives with expected life of less than one year	$—
Derivatives with expected life greater than one year	$1,166,462

10.     SHAREHOLDERS’ EQUITY

Authorized

Unlimited common shares, without par value.

Unlimited preferred shares, without par value.

February 2021 Financing

On February 22, 2021, the Company completed an underwritten public offering for aggregate gross proceeds of $149,999,985 (the “February 2021 Financing”). The Company issued a total of 5,555,555 common shares of the Company at a public offering price of $27.00 per share, which includes the underwriters having exercised their 30-day option to purchase an additional 724,637 common shares. In connection with the February 2021 Financing, the Company paid cash commissions of $8,999,999 and incurred other transaction costs of $150,498.

July 2020 Financing

On July 31, 2020, the Company completed an underwritten public offering for aggregate gross proceeds of $48,990,000 (the “July 2020 Financing”). The Company issued a total of 7,100,000 common shares of the Company at a public offering price of $6.00 per share. Additionally, the underwriters exercised a 30-day option to purchase up to an additional 1,065,000 common shares. In connection with the July 2020 Financing, the Company paid cash commissions of $2,939,400 and incurred other transaction costs of $212,256.

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

Equity incentive plans

Restricted share units plan

The Company has adopted a Restricted Share Unit Plan (“RSU Plan”) consistent with the policies and rules of the Nasdaq. Pursuant to the RSU Plan, RSUs may be granted with vesting criteria and periods are approved by the Board of Directors at its discretion. The RSUs issued under the RSU Plan may be accounted for as either equity-settled or cash-settled share-based payments. At March 31, 2021, there are no RSUs outstanding.

As of March 31, 2021 the Stock Option Plan and RSU Plan have a combined maximum of 7,342,788 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six-month periods commencing on January 1 and July 1 and ending on June 30 and December 31 of each calendar year. As of March 31, 2021, the ESPP has a maximum of 263,120 (2020 – 284,887) common shares reserved for issuance.

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

During the six months ended March 31, 2021, the Company issued 5,261 shares (2020 – Nil) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months		For the six months
	ended March 31,		ended March 31,
	2021	2020	2021	2020

Research and development expense	$9,123	$—	$14,693	$—
General and administrative	17,381	—	17,946	—
	$26,504	$—	$32,639	$—

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2021	2020

Risk-free interest rate	0.19%	—
Expected life of share purchase rights	6 months	—
Expected annualized volatility	61.26%	—
Dividend	—	—

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

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2019	1,122,461	$4.59
Options granted	4,218,000	3.31
Options exercised	(416)	(2.20)
Options expired/forfeited	(30,461)	(28.46)

Balance, September 30, 2020	5,309,584	$3.42
Options granted	1,714,646	7.77
Options exercised	(255,588)	(3.63)
Options expired/forfeited	(42,000)	(3.40)

Balance outstanding, March 31, 2021	6,726,642	$4.53
Balance exercisable, March 31, 2021	2,232,820	$3.51
*	Options exercisable in Canadian dollars as of March 31, 2021 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding options.

At March 31, 2021, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.20	4,584	8.20
	$3.23	3,823,775	8.52
	$3.59	26,667	8.55
	$3.81	185,816	7.87
	$4.00	539,518	6.73
	$4.67	208,511	8.59
	$7.00	1,524,646	9.70
	$13.96	190,000	9.79
C$	4.90	183,845	6.38
C$	5.06	39,280	7.87
		6,726,642	8.60

Share-based compensation

During the six months ended March 31, 2021, the Company granted a total of 1,714,646 (2020 – 4,218,000) stock options with a weighted average fair value of $7.77 per option (2020 – $3.31).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the three months ended March 31, 2021 and 2020 with allocations to its functional expense as follows:

	For the three months		For the six months
	ended March 31,		ended March 31,
	2021	2020	2021	2020

Research and development expense	$782,846	$1,029,488	$1,064,700	$1,181,895
General and administrative	1,854,336	2,555,129	2,771,332	3,656,343

	$2,637,182	$3,584,617	$3,836,032	$4,838,238

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2021		2020

Risk-free interest rate	0.39%		1.54%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	78.05%		77.00%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2019	12,393,092	$1.31
Warrants exercised	(3,120,115)	(0.08)

Balance, September 30, 2020	9,272,977	$1.73
Warrants exercised	(2,544,579)	(0.08)

Balance outstanding and exercisable, March 31, 2021	6,728,398	$2.35

At March 31, 2021, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants		Exercise Price		Expiry Date

227,273	(1)	US$	66.00	January 14, 2023
7,477		US$	42.80	November 18, 2023
123,648	(2)	US$	4.00	January 9, 2023
6,370,000		US$	0.0001	August 23, 2024
6,728,398
(1)	Detailed terms of the 2016 Warrants are included in Note 9.
(2)	43,648 broker warrants exercised subsequent to March 31, 2021. (Note 14)

11.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities and receivables at March 31, 2021 is $71,514 (September 30, 2020 - $87,846) and $17,170 (September 30, 2020 - $Nil) respectively due to and from related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to and from related parties are non-interest bearing, with no fixed terms of repayment.

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

Financial risk factors

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and receivables. The Company’s receivables are mainly the balance remaining on the CPRIT Grant. The Company limits its exposure to credit loss by placing its cash with major financial institutions. The Company considers highly liquid investments with a maturity of up to twelve months when purchased to be short-term investments. As of March 31, 2021, cash and cash equivalents consisted of cash in Canada and the United States and term deposits in Canada. Balances exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2021, the Company had working capital of $206,202,601. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of March 31, 2021, the Company has cash and cash equivalents balances and GICs which are interest bearing. Interest income is not significant to the Company’s projected operational budget and related interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars. The Company maintains its cash and cash equivalents in US dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian and U.S. dollar in relation to Canadian dollars held at March 31, 2021 would result in a fluctuation of $20,568 in the net loss recognized for the period. The Company does not currently engage in hedging activities.

14.    SUBSEQUENT EVENTS

On April 7, 2021, the Company issued 37,765 common shares upon the cashless exercise of 43,648 broker warrants.

On April 23, 2021, the Company renewed a lease agreement for the Houston office effective August 1, 2021 through July 31, 2023 with an option to renew for an additional 2 years.

On April 27, 2021, the Company granted 100,000 stock options with a fair value of $29.63 per option.

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

Since the mid-20th century, it has been recognized that the growth of prostate tumors is in large part mediated by an activated AR. Generally, there are three means of activating the AR. First, androgens such as dihydrotestosterone can activate AR by binding to its LBD. Second, CRPC can be driven by variants of AR that lack an LBD, are constitutively activated, and consequently do not require androgen for activation. A third mechanism, of less certain clinical significance, may involve certain signaling pathways that activate AR independent of androgen activity. Generally, current drugs for the treatment of prostate cancer are directed against the first mechanism by either (i) interfering with the production of androgen, or (ii) preventing androgen from binding to the LBD. Over time, these approaches eventually fail due to mechanisms of resistance which all involve the LBD end of the receptor, whether at the DNA (AR amplification or LBD mutations) or RNA level (emergence of AR splice variants).

The Company believes that through their potential to block androgen-driven gene transcription by using a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current anti-androgens, the Aniten series of compounds hold the potential to be effective in cases where current therapies have failed. The results from both extensive preclinical studies and the initial clinical experience support the Company’s belief. In preclinical studies, the Aniten series of compounds has been observed to shrink prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation anti-androgens such as enzalutamide. Plasma PSA level declines were observed in the initial results of the Phase I study of EPI-7386 as described below. Importantly with respect to the potential clinical application of NTD inhibition, recent studies by the Company and its collaborators have also suggested the potential advantage for combinations of the Company’s Aniten compounds with currently approved anti-androgens to inhibit AR-driven biology more completely than AR inhibition from either end of the receptor alone.

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

Furthermore, the Company believes that a successful Phase I clinical trial will facilitate the early study of the combination of EPI-7386 with second-generation anti-androgens. The Company and its collaborators have developed preclinical in vitro and in vivo evidence supporting further evaluation of the combination of NTD inhibitors together with the LBD inhibiting anti-androgens. The Company believes that the application of two independent, complementary mechanisms of AR transcription inhibition may result in greater suppression of androgen activity and the delay or prevention of drug resistance. Recent progress in the clinical treatment of prostate cancer has resulted from the earlier utilization of anti-androgens in combination with classic ADT, consistent with the premise that more effective androgen suppression may yield clinical benefit. The Company believes that the introduction of NTD inhibitors such as EPI-7386 therefore has potential to improve androgen suppression, delay the emergence of resistance, and result in improved clinical benefit. The first collaboration, with Janssen Research & Development, LLC (“Janssen”), to study in clinical trials the safety and potential benefit of combination of EPI-7386 with abiraterone as well as the combination of EPI-7386 with apalutamide was announced January 13, 2021. A second collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s androgen receptor inhibitor, enzalutamide, in patients with metastatic castration-resistant prostate cancer (“mCRPC”) was announced on February 24, 2021. A third collaboration and supply agreement with Bayer Consumer Care AG (“Bayer”) to evaluate EPI-7386 in combination with Bayer’s androgen receptor inhibitor, darolutamide, in patients with mCRPC was announced on April 28, 2021.

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

The Company’s family of next-generation investigational Aniten compounds incorporate multiple chemical scaffold changes to the first-generation drugs which in preclinical studies retain NTD inhibition of the AR. In addition, they have shown improvement in a range of attributes when compared to the first-generation compound, EPI-506, in preclinical studies. In in vitro assays measuring inhibition of AR transcriptional activity, these product candidates demonstrated 20 times higher potency than EPI-506 or its active metabolite, EPI-002. In addition, the compounds have demonstrated increased metabolic stability in preclinical studies, suggesting the potential for longer half-lives in humans. Lastly, the compounds have demonstrated more favorable pharmaceutical properties relative to EPI-506. The Company believes that these product candidates, if successfully developed and approved, may offer advancements in ease and cost of large-scale manufacture, drug product stability, and suitability for commercialization globally. From this series of next-generation compounds, EPI-7386 was selected as the lead candidate for clinical development and an IND was submitted to the FDA on March 30, 2020 and was allowed by the FDA on April 30, 2020. A CTA was filed with Health Canada in April 2020 and clearance was subsequently received. The Phase I clinical trial of EPI-7386 “Oral EPI-7386 in Patients With Metastatic Castration-Resistant Prostate Cancer (EPI-7386)” was started in June 2020 with the first patient dosed in July 2020 and is currently actively enrolling patients (www.clinicaltrials.gov). A poster presentation of the initial pharmacokinetic, safety and tolerability experience with the 200 mg cohort was presented as the ASCO-GU meeting in February of 2021.

Our Strategy

The Company’s initial therapeutic goal is to develop a safe and effective therapy for prostate cancer patients whose tumors have progressed on current anti-androgen therapy. However, preclinical studies suggest the potential of the Company’s Aniten compounds to increase therapeutic activity when combined with anti-androgens at the earlier stage of the disease. Therefore, while the Company’s first priority is to continue Phase I clinical development of EPI 7386 as a single agent, in parallel the Company has also been conducting preclinical studies and planning clinical studies to evaluate EPI-7386 in combination with other agents. These preclinical studies are being conducted in collaboration with industry collaborators and academic institutions. In addition, the Company has engaged in discussions with the relevant pharmaceutical companies in the prostate cancer space regarding potential collaborative clinical trials of combination therapy in earlier line of treatment for patients with mCRPC, including those announced with Janssen, Astellas and Bayer. In future preclinical studies, the Company intends to further explore other potential applications for AR-NTD inhibitors, including breast cancer and other AR-associated cancers.

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

The Company has presented preclinical scientific data relative to EPI-7386 in a number of poster presentations at scientific meetings in the past year.

At the 32nd EORTC-NCI-AACR Annual Symposium on Molecular Targets and Cancer Therapeutics (“ENA”) on October 24, 2020, an oral poster presentation titled, “The preclinical characterization of the N-terminal domain androgen receptor inhibitor, EPI-7386, for the treatment of prostate cancer”, presented new information about EPI-7386 including: (i) in an in vitro cellular thermal shift assay (CETSA), EPI-7386 was shown to physically interact with the both the full-length and the splice variant (AR-V7) form of the androgen receptor (“AR”) (ii) in an in vitro full-length AR-driven cellular model (LNCaP), RNAseq data was analyzed by pathway enrichment analysis. EPI-7386 demonstrates largely similar modulation of AR-regulated genes compared to enzalutamide, but with additional unique elements; and (iii) EPI-7386 exhibits superior activity to enzalutamide in the AR-V7-driven cellular models LNCaP95 and 22Rv1 by modulating AR-driven gene expression with or without the addition of an external androgen.

Previously, in vitro data had been presented demonstrating that EPI-7386 binds to the full-length AR and can inhibit the transcription of AR-regulated genes. The new data demonstrate that EPI-7386 can also physically interact with the splice variant form, AR-V7, of the androgen receptor and inhibit its activity. The importance of this interaction with AR-V7 is seen through the superior transcriptional inhibition of AR-regulated genes by EPI-7386 compared to enzalutamide in the AR-V7-driven cell models LNCaP95 and 22Rv1. Together, these data provide insights into mechanistic aspects related to the binding and utility of EPI-7386 against AR-V7 splice-variant driven prostate cancer models. The data supports the Company’s rationale for studying EPI-7386 in men with prostate cancer resistant to current anti-androgens.

Advancing EPI-7386 through clinical development and regulatory approval in CRPC patients

The Company is conducting a Phase I clinical trial to determine the safety, tolerability, maximum tolerated dose and/or recommended phase 2 dose, pharmacokinetics and potential therapeutic benefits of the drug in mCRPC patients. Depending on the number of cohorts enrolled, the Phase I clinical trial is expected to take nine to twelve months. The design of the Phase I clinical trial includes the standard 3+3 design per dose cohort. Patients will be selected clinically, on the basis of having progressive metastatic CRPC as exemplified by rising PSA values and/or radiological disease progression despite latest generation anti-androgen treatment. However, all patients will also be characterized biologically for underlying tumor genomic characteristics, for evidence of AR pathway activation and during the conduct of the trial, for dose-related biological, pharmacological and pharmacodynamic effects. Once the Phase I clinical trial is complete, the Company plans to review the data, including the safety, tolerability, evidence of efficacy and pharmacological and biomarker data. This information will inform the final size, design, timing and clinical as well as biological characteristics of the patients to be entered subsequent Phase II and additional clinical trials, including trials of combination aniten/lutamide therapy in earlier line of treatment.

On February 11, 2021, the Company presented preclinical and clinical pharmacology data from ESSA’s Phase 1 clinical trial of EPI-7386 for the treatment of patients with metastatic castration-resistant prostate cancer (“mCRPC”) at the 2021 American Society of Clinical Oncology Genitourinary (“ASCO GU”) Cancers Symposium in an oral poster presentation titled, “Preclinical and clinical pharmacology of EPI-7386, an androgen receptor N-terminal domain inhibitor for castration-resistant prostate cancer.” The poster is available on the Company website.

Data on the poster included a comparison of preclinical projections of EPI-7386 clinical pharmacokinetic parameters to the pharmacokinetic, safety and preliminary clinical data from the initial 200 mg cohort of patients enrolled in ESSA’s multi-center, open-label, ascending multiple-dose Phase 1 study of EPI-7386 to treat patients with mCRPC who have become resistant to standard of care treatments. Patients participating in this trial have progressed on two or more approved systemic therapies for mCRPC, including at least one second generation antiandrogen therapy not necessarily in the metastatic disease setting. In this initial cohort of patients receiving the 200 mg once-daily dose, EPI-7386 was well-tolerated with no SAEs observed. The results from this cohort support ESSA’s preclinical projections regarding the pharmacologic properties of EPI-7386 in humans. EPI-7386 was well-absorbed, demonstrated high exposure levels and was confirmed to have a long half-life of at least 24 hours. The predicted exposures of EPI-7386 in patients at that 200 mg dose level were similar to the Company’s modeled projections and were still below optimal target exposures of EPI-7386 associated with anti-tumor activity in animal models. Although the 200 mg dose exposure was suboptimal, one out of three patients who completed 12 weeks of therapy experienced a prostate specific antigen (“PSA”) decline of more than 50 percent after three cycles of EPI-7386 therapy (12 weeks) with ongoing continued PSA declines continuing through six cycles of therapy, despite previously having failed enzalutamide and abiraterone acetate.

At the 2021 American Association of Cancer Research (AACR) Annual Meeting, which took place virtually April 10-15, 2021, ESSA presented an e-poster presentation titled, “Comprehensive in vitro characterization of the mechanism of action of EPI-7386, an androgen receptor N-terminal inhibitor.” The content of this poster added to previously presented data that EPI-7386 binds to the full-length androgen receptor, inhibits the transcription of AR-regulated genes, and physically interacts with the splice variant form AR-V7, by demonstrating that EPI-7386 can prevent the androgen receptor from binding to genomic DNA and is active against additional androgen receptor splice variants, including AR-v567es. These preclinical data suggest EPI-7386 can potentially inhibit AR related transcription, a key driver of prostate cancer, and further supports the ongoing Phase 1 dose escalation study which is currently dosing patients at the 800 mg dose level.

The data also showed that EPI-7386, in combination with enzalutamide, may result in broader and deeper inhibition of the AR pathway, underscoring the potential clinical benefit of combining EPI-7386 with current standard-of-care anti-androgen therapies for prostate cancer patients at earlier stages of the disease.

The Company believes these results from the initial clinical data and ongoing in vitro studies are encouraging and suggest a favorable pharmacokinetic profile of EPI-7386 in patients. The Company believes the data demonstrate proof of concept by suggesting that EPI-7386, through its novel mechanism of action of targeting the N-terminal domain, may bypass the resistant mechanisms mCRPC patients may experience on current antiandrogen therapies. While early in the Phase 1 clinical study, the Company is encouraged to have seen early signs of biological activity and declining PSA levels in a multi-refractory patient at the initial 200 mg dose but recognizes that an accurate assessment of the full safety and tolerability profile as well as the potential clinical benefits to therapy with EPI-7386 will require longer observation of more patients treated at higher doses and anticipate providing more clinical data on the progress of the study in the second half of calendar 2021.

Developing a product candidate as an essential component of a new standard of care for the treatment of pre-CRPC and expanding usage earlier in the disease stage

An activated AR is required for the growth and survival of most prostate cancer. Unlike current anti-androgen therapies which can only inhibit full-length AR, NTD inhibition of AR-directed biology occurs both in full length AR and splice variant ARs. Therefore, the Company believes that the AR-NTD is an ideal target for next-generation anti-androgen hormone therapy. If ESSA’s product candidate is successful in treating CRPC patients, it is reasonable to expect that such clinical candidate may be effective in treating earlier stage patients. Preclinical studies suggest particular value to the use of anitens in combination with the currently-widely used anti-androgens. As a result, the Company intends to conduct additional clinical studies potentially leading to the approval of EPI-7386 for use in prostate cancer patients at an earlier disease stage in combination with second-generation anti-androgens. In this regard, the Company continues to develop in vitro and in vivo data in collaboration with academic and industry investigators as in the collaboration with Janssen to study EPI-7386 in combination clinical trials with abiraterone acetate/prednisone, as well as with apalutamide, and in the collaboration and supply agreement with Astellas to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s enzalutamide , as well as in the collaboration and supply agreement with Bayer to evaluate EPI-7386 in combination with Bayer’s darolutamide, in patients with mCRPC. Preclinical data supporting this approach support the potential benefits to combining an NTD inhibitor, such as an Aniten compound, with an anti-androgen that works through inhibition of the LBD of the AR by directly blocking androgen binding (e.g. lutamides) or by inhibiting androgen synthesis (abiraterone acetate). Other emerging potential clinical applications for NTD inhibitors are in combination with other agents, such as poly ADP ribose polymerase (“PARP”) inhibitors, as well as in the subset of metastatic breast cancer patients whose tumors have been demonstrated to have activation of the AR pathway.

Evaluating strategic collaborations to maximize value

The Company currently retains all commercial rights for its EPI and Aniten series drug portfolio. The Company continues to evaluate potential collaborations that could enhance the value of its prostate cancer program and allow it to leverage the expertise of such strategic collaborators such as those with Janssen, Astellas and Bayer.

Future Clinical Development Program

Phase I/II Clinical Trial Design for treating CRPC patients

With the allowance by the FDA of the IND and clearance of the CTA by Health Canada for EPI-7386, the Company is conducting a Phase I, multi-dose escalation clinical trial to determine the safety, tolerability, maximum tolerated dose/recommended Phase 2 dose pharmacokinetics, and efficacy of the compound in CRPC patients at clinical sites in the US and Canada. The clinical trial is expected to enroll approximately 18 patients at multiple medical institutions in a standard 3+3 trial design with an approximate 10 additional patients enrolled in a dose expansion cohort at the recommended Phase 2 dose level. The Company is working with clinicals sites so patients can be enrolled ensuring compliance with COVID-19 risk management guidance as provided by FDA (see “Risk Factors - Risks Relating to COVID-19” in our Annual Report on Form 10-K). Learnings from the Phase I clinical trial of EPI-506 have been incorporated into the design and conduct of the Phase I study. The Company has included in the study design, for example, extensive biological characterization of the patients entered into the trial. Depending on the results of the Phase 1 study, a Phase II single arm clinical trial evaluating the activity of EPI-7386 single agent in a larger group of biologically-characterized mCRPC patients might be conducted.

Early Conduct of a Combination Phase I/II Clinical Trial

Given the evolution of prostate cancer therapeutics towards combination therapy strategies, the biological rationale for combining NTD and LBD inhibitors, and compelling early in vitro and preclinical animal model results, the Company intends to perform combination studies of the next-generation Aniten compound with current generation anti-androgens following the Phase 1 dose escalation and expansion studies. Since these combination studies will involve earlier lines of therapy, they will commence only after sufficient experience with safety, tolerability and efficacy has been accumulated with single agent EPI-7386 therapy in patients with metastatic disease resistant to standard of care treatments. The Company currently estimates that these combination studies might commence within the third calendar quarter of 2021, specifically under agreements whereby Janssen will pay for and conduct the trial, and ESSA will provide the clinical trial material of EPI-7386, and also the collaboration with Astellas where ESSA will pay for and conduct a trial with EPI-7386 and enzalutamide, with Astellas providing enzalutamide, and the collaboration with Bayer where ESSA will pay for and conduct a clinical trial with EPI-7386 and darolutamide, with Bayer providing darolutamide, in patients with mCRPC.

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

The Licensors may terminate the License Agreement upon ESSA’s insolvency, or the License Agreement may be terminated by either party for certain material breaches by the other party. ESSA has already spent more than C$5,000,000 in connection with the commercialization of products relating directly to the Licensed IP, as required under the License Agreement. ESSA is required to allocate reasonable time to the development and commercialization of the Licensed IP and to use reasonable efforts to promote, market and sell products covered by the Licensed IP. The terms of the License Agreement required ESSA to issue to the Licensors, 1,000,034 pre-Consolidation common shares, in lieu of payment of an initial license fee. If ESSA develops products covered by the Licensed IP in the future, it will be required to pay certain development and regulatory milestone payments up to an aggregate of C$2.4 million for the first drug product developed under the license and up to an aggregate of C$510,000 for each subsequent product. ESSA must also pay the Licensors low single-digit royalties based on aggregate worldwide net sales of products covered by the Licensed IP and a percentage of sublicensing revenue in the low teens. ESSA is also required to reimburse costs incurred by the Licensors related to the prosecution and maintenance of patents embodying the Licensed IP. The License Agreement will expire on the later of 20 years after the date of the License Agreement or the expiry of the last issued patent included in the Licensed IP.

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

Developments

Recent Developments

On April 7, 2021, the Company issued 37,765 common shares upon the cashless exercise of 43,648 broker warrants.

On April 10, 2021, at the 2021 American Association of Cancer Research (AACR) Annual Meeting, the Company presented an e-poster presentation titled, “Comprehensive in vitro characterization of the mechanism of action of EPI-7386, an androgen receptor N-terminal inhibitor.”  The poster is available on the Company website.

On April 23, 2021, the Company renewed a lease agreement for the Houston office effective August 1, 2021 through July 31, 2023 with an option to renew for an additional 2 years.

On April 27, 2021, the Company granted 100,000 stock options with a fair value of $29.63 per option.

On April 28, 2021, the Company announced that it had entered into a clinical trial collaboration and supply agreement with Bayer to evaluate EPI-7386 in combination with Bayer’s androgen receptor inhibitor, darolutamide, in patients with mCRPC. Under the terms of the agreement, following review of certain clinical data, Bayer may sponsor and conduct a Phase 1/2 study to evaluate the safety, tolerability, pharmacokinetics and preliminary efficacy of the combination of EPI-7386 and darolutamide in mCRPC patients. ESSA will supply EPI-7386 for the trial and will retain all rights to EPI-7386. The clinical study is expected to start in 2021.

Significant Business Developments for the Three Months Ended March 31, 2021

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

On February 22, 2021, the Company completed an underwritten public offering for aggregate gross proceeds of $149,999,985 (the “February 2021 Financing”). The Company issued a total of 5,410,555 common shares of the Company at a public offering price of $27.00 per share. Additionally, the underwriters exercised a 30-day option to purchase up to an additional 145,000 common shares. In connection with the February 2021 Financing, the Company paid cash commissions of $8,999,999 and incurred other transaction costs of $150,498.

On February 25, 2021, the Company announced a clinical collaboration with Astellas to evaluate the combination of EPI-7386 and Enzalutamide for patients with metastatic castration-resistant prostate cancer. Under the terms of the agreement, ESSA will sponsor and conduct a Phase 1/2 study to evaluate the safety, tolerability and preliminary efficacy of the combination of EPI-7386 and enzalutamide in mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. Astellas will supply enzalutamide for the trial. ESSA will retain all rights to EPI-7386. The clinical study is expected to start in 2021.

On March 26, 2021, Dr. Ari Brettman, nominee of Clarus Lifesciences III, L.P., resigned from the board of directors.

ESSA has never been profitable and has incurred net losses since inception. ESSA’s net losses were $19,493,951 and $13,967,200 for the six months ended March 31, 2021, and 2020 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of March 31, 2021:

	For the Quarters Ended
	March 31,	December 31,	September 30,	June 30,
	2021	2020	2020	2020
Research and development expense	$7,268,257	$4,485,772	$2,236,680	$2,703,704
General and administration	4,615,332	2,208,917	2,200,159	2,171,020
Comprehensive income (loss)	(12,965,247)	(6,528,704)	(4,553,342)	(4,924,828)
Basic and diluted earnings (loss) per share	(0.36)	(0.20)	(0.17)	(0.24)
Cash and cash equivalents	151,562,303	52,484,512	56,320,763	36,482,049
Short-term investments	57,034,921	22,016,344	22,011,337	-
Total assets	210,001,054	76,174,988	80,574,565	38,100,438
Long-term liabilities	1,413,292	38,246	127,376	76,762
Working capital	206,202,601	73,861,974	79,038,442	36,475,762

	For the Quarters Ended
	March 31,	December 31,	September 30,	June 30,
	2020	2019	2019	2019
Research and development expense	$4,618,436	$2,587,148	$2,004,750	$1,951,084
General and administration	4,863,608	2,139,165	1,246,426	1,208,591
Comprehensive income (loss)	(9,353,927)	(4,613,273)	(3,327,117)	(3,298,313)
Basic and diluted earnings (loss) per share	(0.45)	(0.22)	(0.23)	(0.52)
Cash and cash equivalents	39,913,569	45,934,420	53,322,723	4,874,410
Short-term investments	-	-	-	-
Total assets	41,603,369	47,168,317	54,573,093	6,866,899
Long-term liabilities	40,477	99,766	16,520	1,412,178
Working capital	39,746,147	45,527,165	48,724,264	281,688

Results of Operations for the Six Months Ended March 31, 2021 and 2020

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $19,493,951 for the six months ended March 31, 2021 compared to a comprehensive loss of $13,967,200 for the six months ended March 31, 2020. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

R&D expense included the following major expenses by nature:

	Three months ended		Six months ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Clinical	$1,740,573	$509,037	$3,056,445	$610,180
Consulting	205,747	58,833	294,106	132,429
Legal patents and license fees	248,310	189,992	316,853	427,692
CMC	2,654,734	1,085,381	4,107,094	1,932,571
Other	38,982	60,022	46,331	101,284
Preclinical and data analysis	961,487	1,102,260	1,962,949	1,875,431
Research grants and administration	157,080	153,379	157,080	153,379
Royalties	66,759	65,186	66,759	65,186
Salaries and benefits	401,556	348,164	662,605	693,362
Share-based payments	791,969	1,029,488	1,079,393	1,181,894
Travel and other	1,060	16,694	4,414	32,176
Total	$7,268,257	$4,618,436	$11,754,029	$7,205,584

The overall R&D expense for the six months ended March 31, 2021 was $11,754,029 compared to $7,205,584 for the six months ended March 31, 2020 and includes non-cash expense related to share-based payments expense of $1,079,393 (2020 - $1,181,894). R&D expense in the six-month period ended March 31, 2021 reflects the ongoing clinical trial of EPI-7386. R&D expense in the period ended March 31, 2020 was incurred primarily in preclinical research with work directed to the completion of the IND filing in March 2020.

The share-based payments expense of $1,079,393 (2020 - $1,181,894), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Clinical costs of $3,056,445 (2020 - $610,180) were generated in relation to expenditures with the Company’s clinical research organizations conducting the Phase 1 clinical trial of EPI-7386. In the prior period, the costs related to clinical consulting work in preparation for the IND filing in March 2020.

Preclinical and data analysis costs of $1,962,949 (2020 –$1,875,431) were incurred in the identification of the lead compound EPI-7386 in 2019 and the subsequent filing of the IND in 2020. In the current period, the amount includes pharmacokinetic data analysis on data from the clinical trial related to the Phase I study.

CMC costs of $4,107,094 (2020 - $1,932,571) included cGMP manufacturing of EPI 7386 drug supply to support the ongoing clinical trial. In the six months ended March 31, 2021, costs were incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of EPI-7386.

Consulting costs increased to $294,106 for the six months ended March 31, 2021 (2020 - $132,429 relating to contract project management services. In the comparative period, costs were related to consulting fees for scientific advisors in connection with candidate selection and preparation of the IND filing, including contract project management services.

Legal patents and license fees for the period totaled $316,853 (2020 - $427,692). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended	Three months ended	Six months ended	Six months ended
	March 31, 2021	March 31, 2020	March 31, 2021	March 31, 2020
Amortization	$27,581	$27,581	$55,162	$55,162
Consulting and subcontractor fees	34,318	31,925	83,796	64,730
Director fees	92,805	110,000	186,305	202,500
Insurance	228,224	142,193	455,835	275,788
Investor relations	234,698	118,667	376,218	176,406
Office, insurance, IT and communications	74,719	80,317	129,374	130,549
Professional fees	342,213	220,654	678,694	415,772
Regulatory fees and transfer agent	40,619	81,398	78,463	91,718
Rent	18,500	15,997	34,571	31,641
Salaries and benefits	1,648,196	1,437,587	1,950,447	1,813,950
Share-based payments	1,871,717	2,555,129	2,789,278	3,656,344
Travel and other	1,742	42,160	6,106	88,214
Total	$4,615,332	$4,863,608	$6,824,249	$7,002,774

General and administration expenses decreased to $6,824,249 for the six months ended March 31, 2021 from $7,002,774 in the six months ended March 31, 2020 and includes non-cash expense related to share-based payments of $2,789,278 (2020 - $3,656,344). This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Director fees of $186,305 (2020 - $202,500) were incurred for remuneration paid to directors for attendance at meetings and participation in various committees during the period.

Insurance expense of $455,835 (2020 - $275,788) relates to increased cost of insurance coverage for directors and officers of the Company as a reporting issuer and publicly listed company in the United States, as well as general liability insurance. The Company has realized an increase in premiums which is in line with market trends.

Investor relations expense increased to $376,218 (2020 - $176,406) due to the cost of additional investor communications support engaged in the current period.

Professional fees of $678,694 (2020 - $415,772) were incurred for legal and accounting services in conjunction with increased corporate activities. Over the periods presented, the Company prepared for and implemented changes with respect to its transition to a domestic issuer from foreign private issuer, including transition of financial statements to U.S. GAAP. The Company is now a US domestic issuer and has ongoing costs to support compliance and contracts.

Financing costs

In the six months ended March 31, 2021, the Company incurred financing costs expense of $1,480 (2020 - $303,870). In the current period, the Company incurred a minimal amount finance accretion related to the operating lease. In the comparative period, the Company settled a long-term debt with Silicon Valley Bank which resulted in a non-recurrent finance charge of $211,079.

Derivative liabilities

The Company has certain warrants treated as derivatives for financial reporting purposes. Consequently, the Company’s financial results are impacted by fluctuations in the market price of the Company’s common stock. These warrants are measured at fair value, with changes recognized in the statement of loss and comprehensive loss at each reporting date. During the six months ended March 31, 2021, the Company recorded the resulting change in fair value, largely resulting from the increase in stock price during the period, of $1,039,086 (2020 –$23,957) in the statement of loss and comprehensive loss.

Three months ended March 31, 2021 and 2020

The Company incurred a comprehensive loss of $12,965,247 for the three months ended March 31, 2021 compared to a comprehensive loss of $9,353,927 for the three months ended March 31, 2020. The detailed changes in R&D and G&A expenses for the three months ended March 31, 2021 and 2020 are included in the tables above.

For the three months ended March 31, 2021, the Company’s R&D investment continued with the ongoing clinical trial of EPI-7386. In the comparative period, the Company incurred R&D costs in relation to the Company’s clinical candidate EPI-7386 which was filed with the FDA on March 30, 2020. This has resulted in increased clinical costs of $1,740,573 (2020 - $509,037), manufacturing costs of $2,654,734 (2020 - $1,085,381), and ongoing preclinical costs and data analysis costs of $961,487 (2020 - $1,102,260). The Company continues to advance the clinical trial and has entered into collaboration agreements in the current quarter.

G&A expenses were $4,615,332 (2020 - $4,868,608) for the three months ended March 31, 2021. Professional fees of $342,213 (2020 - $220,654) have increased and reflect compliance work as a US domestic issuer and significant contract work for the period. Salaries and benefits of $1,648,196 (2020 - $1,437,587) for the three months ended March 31, 2021 include annual bonuses paid to senior management and employees during the period. Directors’ fees of $92,805 (2020 - $110,000) are paid to directors relative to meeting attendance and committee participation. Insurance expense of $228,224 (2020 - $142,193) has increased relative to the Company’s overall activity level and a market-wide increase to insurance costs.

Share-based payments for research and development team members were $791,969 (2020 - $1,029,488) and $1,871,717 (2020 – $2,555,129) for key management and personnel allocated to general and administrative costs. Share-based payments expense is non-cash and is estimated under the Black-Scholes method and expensed relative to vesting conditions for the underlying stock options.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of March 31, 2021, the Company has working capital of $206,202,601 (September 30, 2020 - $79,093,604). Operational activities during the six months ended March 31, 2021 were financed mainly by proceeds from the acquisition of Realm, financings completed in August 2019, July 2020 and February 2021. At March 31, 2021, the Company had available cash reserves and short-term investments of $208,597,224 (September 30, 2020 - $78,332,100) to settle current liabilities of $3,179,691 (September 30, 2020 - $1,203,324). At March 31, 2021, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

Outstanding Share Data

As of May 6, 2021, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 40,455,622 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of May 6, 2021, we had 6,684,750 common shares issuable pursuant to 6,684,750 common share purchase warrants pursuant to full cash exercise, 6,726,642 common shares issuable pursuant to 2,431,979 exercisable outstanding stock options, 4,294,663 common shares issuable pursuant to 4,294,663 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2021, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Dated: May 6, 2021

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer