Form 10-Q
period 2021-06-30
ESSA Pharma Inc.
filed 2021-08-16
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of outstanding common shares of the registrant, no par value per share, as of August 16, 2021 was 43,984,346.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	our ability to maintain operations, development programs, preclinical studies, clinical trials and raise capital as a result of the coronavirus disease 2019 outbreak (“COVID 19”);
●	our ability to advance our product candidate and potential future product candidates through, and successfully complete, clinical trials;
●	our ability to recruit sufficient numbers of patients for future clinical trials, and the benefits expected therefrom;
●	our ability to establish and maintain relationships with collaborators with acceptable development, regulatory and commercialization expertise and the benefits to be derived from such collaborative efforts;
●	our ability to obtain funding for operations, including research funding, and the timing and potential sources of such funding;
●	the initiation, timing, cost, location, progress and success of, strategy and plans with respect to our research and development programs (including research programs and related milestones with regards to next-generation drug candidates and compounds), preclinical studies and clinical trials;
●	the therapeutic benefits, properties, effectiveness, pharmacokinetic profile and safety of our product candidate and potential future product candidates, if any, including the expected benefits, properties, effectiveness, pharmacokinetic profile and safety of our next-generation aniten compounds;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	our ability to deal with any unknown obligation that may arise related to the acquisition of Realm Therapeutics plc (“Realm”);
●	our intended use of proceeds from past and future offerings of our securities;
●	the implementation of our business model and strategic plans, including strategic plans with respect to patent applications and strategic collaborations and partnerships;
●	our ability to identify, develop and commercialize product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	whether we will receive, and the timing and costs of obtaining, regulatory approvals in the United States, Canada and other jurisdictions;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidate and potential future product candidates, if any;
●	the rate and degree of market acceptance and clinical utility of our potential future product candidates, if any;

●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals for our product candidate and potential future product candidates, if any;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to grow our business;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures;
●	developments relating to our competitors and our industry, including the success of competing therapies that are or may become available; and
●	estimates of our financial condition, expenses, future revenue, capital requirements and our need for additional financing and potential sources of capital and funding.

Such statements reflect our current views with respect to future events, are subject to risks and uncertainties and are necessarily based upon a number of estimates and assumptions that are inherently subject to significant medical, scientific, business, economic, competitive, political and social uncertainties and contingencies. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including those described under “Risk Factors” in our Annual Report on Form 10-K. In making the forward-looking statements included in this Quarterly Report on Form 10-Q, we have made various material assumptions, including but not limited to:

●	our ability to maintain operations as a result of the COVID-19 outbreak;
●	our ability to conduct a clinical study involving our product candidate and to identify any future product candidates;
●	our ability to obtain regulatory and other approvals to commence a clinical trial involving any future product candidates;
●	our ability to obtain positive results from research and development activities, including clinical trials;
●	the availability of financing on reasonable terms;
●	our ability to obtain required regulatory approvals;
●	our ability to protect patents and proprietary rights;
●	our ability to successfully out-license or sell future products, if any, and in-license and develop new products;
●	favorable general business and economic conditions;
●	our ability to attract and retain skilled staff;
●	market competition; and
●	the products and technology offered by our competitors.

In evaluating forward-looking statements, current and prospective shareholders should specifically consider various factors, including the risks outlined under the heading “Risk Factors” in our Annual Report on Form 10-K. Some of these risks and assumptions include, among others.

●	risks related to our ability to maintain operations and execute on our business plan as a result of the COVID-19 outbreak or other health epidemics;
●	risks related to clinical trial development and our ability to conduct the clinical trial of our product candidate and the predictive value of our current or planned clinical trials;
●	risks related to clinical trials being conducted by third parties under collaboration and clinical supply agreements, using the Company’s product candidate;
●	risks related to our future success being dependent primarily on identification through preclinical studies, clinical studies, regulatory approval for commercialization of a single product candidate;
●	risks related to our license agreement with third parties;
●	uncertainty related to our ability to obtain required regulatory approvals for our proposed products;
●	risks related to the Company’s ability to conduct a clinical trial or submit a future NDA/NDS or IND/CTA (each, as defined herein);

●	risks related to our future ability to raise capital on favorable terms to fund the development program and the impact of dilution from any incremental financing;
●	risks related to our ability to successfully commercialize future product candidates;
●	risks related to the possibility that our product candidate and potential future product candidates, if any, may have undesirable side effects;
●	risks related to our ability to enroll subjects in clinical trials;
●	risks that the FDA may not accept data from trials conducted in locations outside the United States;
●	risks related to our ongoing obligations and continued regulatory review;
●	risks related to potential administrative or judicial sanctions;
●	the risk of increased costs associated with prolonged, delayed or terminated clinical trials;
●	the risk that third parties may not carry out their contractual duties;
●	risks related to the possibility that our relationships with clinical research organizations or academic institutions may terminate;
●	risks related to our lack of experience manufacturing product candidates on a large clinical or commercial scale and our lack of manufacturing facility;
●	risks related to our failure to obtain regulatory approval in international jurisdictions;
●	risks related to recently enacted and future legislation in the United States that may increase the difficulty and cost for us to obtain marketing approval of, and commercialize, our product candidate and potential future products, if any, and affect the prices we may obtain;
●	risks related to new legislation, new regulatory requirements, and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare;
●	risks related to any unknown obligation assumed as part of the acquisition of Realm;
●	risks that we may default on any residual obligations of the agreement providing for the CPRIT Grant, which may result in us not receiving the remaining CPRIT Grant funds and/or having to reimburse all of the CPRIT Grant, if such default is not waived by CPRIT;
●	risks related to our incurrence of significant losses in every quarter since inception and our anticipation that it will continue to incur significant losses in the future;
●	risks related to our reliance on proprietary technology;
●	risks related to our ability to protect our intellectual property rights throughout the world;
●	risks related to claims by third parties asserting that we, or our employees or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our intellectual property;
●	risks related to our ability to comply with governmental patent agency requirements in order to maintain patent protection;
●	risks related to computer system failures or security breaches;
●	risks related to business disruptions that could seriously harm our future revenues and financial condition and increase our costs and expenses;
●	risks related to our dependence on the use of information technologies;
●	risks related to our ability to attract and maintain highly-qualified personnel;
●	risks relating to the possibility that third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues;
●	risks related to potential conflicts of interest between us and our directors and officers;
●	risks related to competition from other biotechnology and pharmaceutical companies;
●	risks related to movements in foreign currency exchange rates, interest rates and rate of inflation;
●	risks related to our ability to convince public payors and hospitals to include our product candidate and potential future products, if any, on their approved formulary lists;
●	risks related to our ability to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements;
●	risks related to our ability to manage growth;
●	risks related to our ability to achieve or maintain expected levels of market acceptance for our products;
●	risks related to our ability to realize benefits from acquired businesses or products or form strategic alliances in the future;

●	risks related to collaborations with third parties;
●	risks that employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation;
●	risks related to product liability lawsuits;
●	risks related to compulsory licensing and/or generic competition;
●	risks inherent in foreign operations, including related to foreign sourced raw materials, manufacturing or clinical trials;
●	risks related to disruptions in domestic and foreign supply chains that the Company relies on for the production and shipment of raw materials and clinical trial materials;
●	risks related to the possibility that laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and Canada and require us to develop and implement costly compliance programs;
●	risks related to laws that govern fraud and abuse and patients’ rights;
●	risks related to our ability to comply with environmental, health and safety laws and regulations;
●	risks related to us being a “passive foreign investment company”;
●	risks related to the Company’s status as an emerging growth company and in the future as an accelerated filer;
●	risks related to United States investors’ ability to effect service of process or enforcement of actions against us;
●	risks related to our ability to maintain compliance with Nasdaq listing requirements;
●	risks related to any impact on the Company by activities of investors who are Section 16 filers;
●	risks related to market price and trading volume volatility;
●	risks related to our dividend policy;
●	risks associated with future sales of our securities;
●	risks related to our ability to implement and maintain effective internal controls;
●	risks related to share price volatility in the event there is low liquidity for the trading of the Company’s common shares; and
●	risks related to analyst coverage.

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	June 30,	September 30,
	2021	2020

ASSETS

Current
Cash and cash equivalents	$145,194,181	$56,320,763
Short-term investments (Note 4)	57,068,822	22,011,337
Receivables	231,146	309,538
Prepaids (Note 5)	463,789	1,600,128
Operating lease right-of-use assets (Note 7)	—	55,162

	202,957,938	80,296,928

Deposits	268,574	277,637
Operating lease right-of-use assets (Note 7)	297,533	—

Total assets	$203,524,045	$80,574,565

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$2,910,964	$1,144,230
Current portion of operating lease liability (Note 7)	97,763	59,094

	3,008,727	1,203,324

Derivative liabilities (Note 9)	597,508	127,376
Operating lease liability (Note 7)	220,227	—

Total liabilities	3,826,462	1,330,700

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 41,854,916 issued and outstanding (September 30, 2020 – 32,064,411) (Note 10)	277,370,996	131,086,364
Additional paid-in capital (Note 10)	33,619,332	31,204,284
Accumulated other comprehensive loss	(2,076,479)	(2,076,479)
Accumulated deficit	(109,216,266)	(80,970,304)

	199,697,583	79,243,865

Total liabilities and shareholders’ equity	$203,524,045	$80,574,565

Subsequent events (Note 14)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2021	2020	2021	2020

OPERATING EXPENSES
Research and development	$6,231,908	$2,703,704	$17,985,937	$9,909,288
Financing costs (Notes 7 and 8)	16,667	197,102	18,147	500,972
General and administration	3,117,900	2,171,020	9,942,149	9,173,793

Total operating expenses	(9,366,475)	(5,071,826)	(27,946,233)	(19,584,053)

Foreign exchange	(34,084)	10,937	(19,239)	(685)
Interest income	80,394	172,346	155,293	478,952
Derivative liability gain (loss) (Note 9)	568,954	(36,285)	(470,132)	(60,242)

Loss for the period before taxes	(8,751,211)	(4,924,828)	(28,280,311)	(19,166,028)

Income tax recovery (expense)	(800)	—	34,349	274,000

Loss and comprehensive loss for the period	$(8,752,011)	$(4,924,828)	$(28,245,962)	$(18,892,028)

Basic and diluted loss per common share	$(0.21)	$(0.24)	$(0.76)	$(0.91)

Weighted average number of common shares outstanding – basic and diluted	41,018,024	20,824,568	36,937,014	20,802,026

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30,

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(28,245,962)	$(18,892,028)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	80,665	82,743
Accretion of lease liability	5,497	10,893
Derivative liability loss	470,132	60,242
Interest income	(42,719)	—
Finance expense	—	211,079
Unrealized foreign exchange	26,497	15,396
Share-based payments	6,652,613	6,347,186
Income tax recovery	—	(278,000)

Changes in non-cash working capital items:
Receivables	104,749	12,971
Prepaids	1,145,402	(297,467)
Accounts payable and accrued liabilities	1,770,800	(83,185)
Income tax payable	—	(22,000)

Net cash used in operating activities	(18,032,326)	(12,832,170)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of short-term investments	(57,026,103)	—
Proceeds from short-term investments sold	22,000,000	—
Interest from short-term investments	11,337	—

Net cash used in investing activities	(35,014,766)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of common shares	149,999,985	—
Share issuance costs	(9,229,451)	(314,603)
Options exercised	1,186,833	915
Warrants exercised	382	247,864
Shares purchased through employee share purchase plan	89,318	80,714
Lease payments	(69,637)	(89,096)
Loan principal repaid	—	(3,199,799)
Loan final payment paid	—	(688,000)
Interest and financing costs paid	—	(32,235)

Net cash provided by (used in) financing activities	141,977,430	(3,994,240)

Effect of foreign exchange on cash and cash equivalents	(56,920)	(14,264)

Change in cash and cash equivalents for the period	88,873,418	(16,840,674)

Cash and cash equivalents, beginning of period	56,320,763	53,322,723

Cash and cash equivalents, end of period	$145,194,181	$36,482,049

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2021 and 2020

					Accumulated
			Obligation	Additional	other
	Number	Common	to issue	paid-in	comprehensive
	of shares	shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2019	20,762,374	$78,545,108	$—	$30,038,134	$(2,076,479)	$(57,524,934)	$48,981,829
Share issuance costs	—	(3,598)	—	(7,054)	—	—	(10,652)
Warrants exercised	—	—	227,864	—	—	—	227,864
Share-based payments	—	—	—	1,253,621	—	—	1,253,621
Loss for the period	—	—	—	—	—	(4,613,273)	(4,613,273)

Balance, December 31, 2019	20,762,374	$78,541,510	$227,864	$31,284,701	$(2,076,479)	$(62,138,207)	$45,839,389
Options exercised	61,965	422,195	(227,864)	(174,331)	—	—	20,000
Share-based payments	—	—	—	3,584,617	—	—	3,584,617
Loss for the period	—	—	—	—	—	(9,353,927)	(9,353,927)

Balance, March 31, 2020	20,824,339	$78,963,705	$—	$34,694,987	$(2,076,479)	$(71,492,134)	$40,090,079
Options exercised	416	1,648	—	(733)	—	—	915
Shares issued through employee share purchase plan	16,506	136,926	—	(56,212)	—	—	80,714
Share-based payments	—	—	—	1,508,948	—	—	1,508,948
Loss for the period	—	—	—	—	—	(4,924,828)	(4,924,828)

Balance, June 30, 2020	20,841,261	$79,102,279	$—	$36,146,990	$(2,076,479)	$(76,416,962)	$36,755,828

					Accumulated
			Obligation	Additional	other
	Number	Common	to issue	paid-in	comprehensive
	of shares	shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2020	32,064,411	$131,086,364	$—	$31,204,284	$(2,076,479)	$(80,970,304)	$79,243,865
Warrants exercised	1,493,504	2,987,158	—	(2,987,009)	—	—	149
Options exercised	42,207	274,365	—	(120,664)	—	—	153,701
Shares issued through employee share purchase plan	5,261	39,638	—	(12,269)	—	—	27,369
Share-based payments	—	—	—	1,204,985	—	—	1,204,985
Loss for the period	—	—	—	—	—	(6,528,704)	(6,528,704)

Balance, December 31, 2020	33,605,383	$134,387,525	$—	$29,289,327	$(2,076,479)	$(87,499,008)	$74,101,365
Financing	5,555,555	149,999,985	—	—	—	—	149,999,985
Share issuance costs	—	(9,168,801)	—	—	—	—	(9,168,801)
Warrants exercised	1,043,538	143,853	—	(143,753)	—	—	100
Options exercised	213,381	1,377,947	—	(600,962)	—	—	776,985
Share-based payments	—	—	—	2,663,684	—	—	2,663,684
Loss for the period	—	—	—	—	—	(12,965,247)	(12,965,247)

Balance, March 31, 2021	40,417,857	$276,740,509	$—	$31,208,296	$(2,076,479)	$(100,464,255)	$205,408,071

Share issuance costs	—	(60,649)	—	—	—	—	(60,649)
Warrants exercised	1,362,765	123,023	—	(122,890)	—	—	133
Options exercised	68,022	453,155	—	(197,008)	—	—	256,147
Shares issued through employee share purchase plan	6,272	114,958	—	(53,010)	—	—	61,948
Share-based payments	—	—	—	2,783,944	—	—	2,783,944
Loss for the period	—	—	—	—	—	(8,752,011)	(8,752,011)

Balance, June 30, 2021	41,854,916	$277,370,996	$—	$33,619,332	$(2,076,479)	$(109,216,266)	$199,697,583

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30, 2021

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of June 30, 2021, no products are in commercial production or use.

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine months ended June 30, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2020 Annual Report on Form 10-K for the year ended September 30, 2020, with the exception of the policies described in Note 3.

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

ASU 2021-04 – Earnings per share

In May 2021, the FASB issued ASU 2021-04, Earnings Per Share (Topic 260), Debt-Modifications and Extinguishments (Subtopic 470-50), Compensation-Stock Compensation (Topic 718), and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40).  The new ASU addresses issuer’s accounting for certain modifications or exchanges of freestanding equity-classified written call options. This amendment is effective for all entities, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted. The Company will evaluate the impact of the pronouncement closer to the effective date.

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 0.22%-0.40% per annum and have maturities of up to 12 months.

5.     PREPAIDS

	June 30,	September 30,
	2021	2020

Prepaid insurance	$149,179	$825,014
Prepaid CMC and clinical expenses and deposits	126,000	650,586
Other deposits and prepaid expenses	188,610	124,528

Balance, end of period	$463,789	$1,600,128

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30,	September 30,
	2021	2020

Accounts payable	$907,537	$678,643
Accrued expenses	1,702,793	310,604
Accrued vacation	300,634	154,983

Balance, end of period	$2,910,964	$1,144,230

7.     OPERATING LEASE

The Company has one operating lease for the South San Francisco office extended from April 1, 2021 to May 31, 2024. The Company’s operating leases included on the balance sheet are as follows:

Operating lease right-of-use asset
Balance, September 30, 2019	$—
Adoption of ASC 842	165,486
Amortization	(82,743)

Balance, June 30, 2020	$82,743

Balance, September 30, 2020	$55,162
Addition	323,036
Amortization	(80,665)

Balance, June 30, 2021	$297,533

Operating lease liabilities
Balance, September 30, 2019	$—
Adoption of ASC 842	165,486
Accretion	10,893
Lease payments	(89,096)

Balance, June 30, 2020	$87,283

Balance, September 30, 2020	$59,094
Addition	323,036
Accretion	5,497
Lease payments	(69,637)

Balance, June 30, 2021	$317,990

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At June 30, 2021, the Company’s incremental borrowing rate was 5.0% and the lease term was extended by 38 months.

Operating lease costs of $69,637 (2020 - $89,096) and accretion expense of $5,497 (2020 - $10,893) have been recorded in “general and administrative expenses” and “financing costs” in the condensed consolidated interim statements of operations and comprehensive loss respectively.

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

Valuation

The Company uses the Black-Scholes option pricing model to estimate fair value. The following weighted average assumptions were used to estimate the fair value of the derivative warrant liabilities on June 30, 2021 and 2020:

	June 30,		June 30,
	2021		2020

Risk-free interest rate	0.36%		0.23%
Expected life	1.54	years	2.54	years
Expected annualized volatility	70.8%		86.9%
Dividend	—		—
Liquidity discount	20%		20%

Sensitivity

The derivative warrants are a recurring Level 3 fair value measurement. The key level 3 inputs used by management to determine the fair value are the market price, expected volatility and liquidity discount. If the market price were to increase by a factor of 10% this would increase the obligation by approximately $206,222 as of June 30, 2021. If the market price were to decrease by a factor of 10% this would decrease the obligation by approximately $186,074 as of June 30, 2021. If the volatility were to increase by 10%, this would increase the obligation by approximately $201,538 as of June 30, 2021. If the volatility were to decrease by 10%, this would decrease the obligation by approximately $192,930 as of June 30, 2021.

The following table is a continuity schedule of changes to the Company’s derivative liabilities:

Total

Balance, September 30, 2019	$16,520
Change in fair value	110,856

Balance, September 30, 2020	$127,376
Change in fair value	470,132

Balance, June 30, 2021	$597,508

Derivatives with expected life of less than one year	$—
Derivatives with expected life greater than one year	$597,508

10.     SHAREHOLDERS’ EQUITY

Authorized

Unlimited common shares, without par value.

Unlimited preferred shares, without par value.

February 2021 Financing

On February 22, 2021, the Company completed an underwritten public offering for aggregate gross proceeds of $149,999,985 (the “February 2021 Financing”). The Company issued a total of 5,555,555 common shares of the Company at a public offering price of $27.00 per share, which includes the underwriters having exercised their 30-day option to purchase an additional 724,637 common shares. In connection with the February 2021 Financing, the Company paid cash commissions of $8,999,999 and incurred other transaction costs of $229,451.

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

Equity incentive plans

Restricted share units plan

The Company has adopted a Restricted Share Unit Plan (“RSU Plan”) consistent with the policies and rules of the Nasdaq. Pursuant to the RSU Plan, RSUs may be granted with vesting criteria and periods are approved by the Board of Directors at its discretion. The RSUs issued under the RSU Plan may be accounted for as either equity-settled or cash-settled share-based payments. At June 30, 2021, there are no RSUs outstanding.

As of June 30, 2021 the Stock Option Plan and RSU Plan have a combined maximum of 7,342,788 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of nine-month periods commencing on January 1 and July 1 and ending on June 30 and December 31 of each calendar year. As of June 30, 2021, the ESPP has a maximum of 252,418 (2020 – 284,887) common shares reserved for issuance.

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

During the nine months ended June 30, 2021, the Company issued 10,702 shares (2020 – 16,506) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2021	2020	2021	2020

Research and development expense	$9,123	$19,414	$23,816	$24,984
General and administrative	17,381	45,467	35,327	46,033
	$26,504	$64,881	$59,143	$71,017

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2021	2020

Risk-free interest rate	0.19%	1.70%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	61.26%	95.68%
Dividend	—	—

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

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2019	1,122,461	$4.59
Options granted	4,218,000	3.31
Options exercised	(416)	(2.20)
Options expired/forfeited	(30,461)	(28.46)

Balance, September 30, 2020	5,309,584	$3.42
Options granted	1,889,646	9.87
Options exercised	(323,610)	(3.67)
Options expired/forfeited	(72,390)	(4.46)

Balance outstanding, June 30, 2021	6,803,230	$5.20
Balance exercisable, June 30, 2021	2,496,961	$3.50
*	Options exercisable in Canadian dollars as of June 30, 2021 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding options.

At June 30, 2021, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.20	4,584	7.95
	$3.23	3,794,603	8.27
	$3.59	26,667	8.30
	$3.81	185,816	7.62
	$4.00	539,518	6.48
	$4.67	183,511	8.34
	$7.00	1,508,146	9.45
	$13.96	190,000	9.54
	$29.63	100,000	9.83
	$31.62	75,000	9.92
C$	4.90	163,154	6.06
C$	5.06	32,231	7.62
		6,803,230	8.40

Share-based compensation

During the nine months ended June 30, 2021, the Company granted a total of 1,889,646 (2020 – 4,218,000) stock options with a weighted average fair value of $9.87 per option (2020 – $3.31).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the three months ended June 30, 2021 and 2020 with allocations to its functional expense as follows:

	For the three months		For the nine months
	ended June 30,		ended June 30,
	2021	2020	2021	2020

Research and development expense	$1,234,669	$363,527	$2,299,369	$1,539,851
General and administrative	1,522,769	1,080,540	4,294,101	4,736,318

	$2,757,438	$1,444,067	$6,593,470	$6,276,169

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2021		2020

Risk-free interest rate	0.44%		1.54%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	78.16%		77.00%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2019	12,393,092	$1.31
Warrants exercised	(3,120,115)	(0.08)

Balance, September 30, 2020	9,272,977	$1.73
Warrants exercised	(3,913,227)	(0.10)

Balance outstanding and exercisable, June 30, 2021	5,359,750	$2.92

At June 30, 2021, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants		Exercise Price		Expiry Date

227,273	(1)	US$	66.00	January 14, 2023
7,477		US$	42.80	November 18, 2023
80,000		US$	4.00	January 9, 2023
5,045,000	(2)	US$	0.0001	August 23, 2024
5,359,750
(1)	Detailed terms of the 2016 Warrants are included in Note 9.
(2)	2,125,000 prefunded warrants exercised subsequent to June 30, 2021. (Note 14)

11.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at June 30, 2021 is $76,535 (September 30, 2020 - $87,846) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

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

Financial risk factors

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and receivables. The Company’s receivables are mainly the balance remaining on the CPRIT Grant. The Company limits its exposure to credit loss by placing its cash with major financial institutions. The Company considers highly liquid investments with a maturity of up to twelve months when purchased to be short-term investments. As of June 30, 2021, cash and cash equivalents consisted of cash in Canada and the United States and term deposits in Canada. Balances exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2021, the Company had working capital of $199,949,211. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of June 30, 2021, the Company has cash and cash equivalents balances and GICs which are interest bearing. Interest income is not significant to the Company’s projected operational budget and related interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars. The Company maintains its cash and cash equivalents in US dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian and U.S. dollar in relation to Canadian dollars held at June 30, 2021 would result in a fluctuation of $28,741 in the net loss recognized for the period. The Company does not currently engage in hedging activities.

14.    SUBSEQUENT EVENT

On August 9, 2021, the Company issued 2,125,000 common shares upon exercise of 2,125,000 prefunded warrants.

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

Overview

ESSA is a clinical stage pharmaceutical company, focused on developing novel and proprietary therapies for the treatment of prostate cancer with an initial focus on patients whose disease is progressing despite treatment with current standard of care therapies, including second-generation antiandrogen drugs such as abiraterone, enzalutamide, apalutamide, and darolutamide. The Company believes its latest series of investigational compounds, including its product candidate EPI-7386, have the potential to significantly expand the interval of time in which patients with castration-resistant prostate cancer (“CRPC”) can benefit from anti-hormone-based therapies. Specifically, the compounds are designed to disrupt the androgen receptor (“AR”) signaling pathway, the primary pathway that drives prostate cancer growth and prevent AR activation through selective binding to the N-terminal domain (“NTD”) of the AR. In this respect, the Company’s compounds are designed to differ from classical non-steroid antiandrogens. These antiandrogens interfere either with androgen synthesis (i.e. abiraterone), or with the binding of androgens to the ligand-binding domain (“LBD”), located at the opposite end of the receptor from the NTD (i.e. “lutamides”). A functional NTD is essential for activation of the AR; blocking the NTD inhibits AR-driven transcription and therefore androgen-driven biology.

The Company believes that the transcription inhibition mechanism of its preclinical compounds is unique and has the potential advantage of bypassing identified mechanisms of resistance to the antiandrogens currently used in the treatment of CRPC. The Company has been granted by the United States Adopted Names ("USAN") Council a unique USAN stem "-aniten" to recognize this new first-in-class mechanistic class. The Company refers to this series of proprietary investigational compounds as the “Aniten” series. In preclinical studies, blocking the NTD has demonstrated the capability to prevent AR-driven gene expression. A previously completed Phase I clinical trial of ESSA’s first-generation agent, ralaniten acetate (“EPI-506”) administered to patients with metastatic CRPC (“mCRPC”) refractory to current standard of care therapies demonstrated prostate-specific antigen (“PSA”) declines, a sign of inhibition of AR-driven biology. This inhibition, however, was neither deep nor sustained enough to confer clinical benefit and the Company made the decision to develop a more potent next generation drug which would also have a longer half-life. The Company has done so and is now in clinical trial with this next generation Aniten, EPI-7386.

According to the American Cancer Society, in the United States, prostate cancer is the second most frequently diagnosed cancer among men, behind skin cancer. Approximately one-third of all prostate cancer patients who have been treated for local disease will subsequently have rising serum levels of PSA, which is an indication of recurrent or advanced disease. Patients with advanced disease often undergo initial androgen ablation therapy using analogues of luteinizing hormone releasing hormone or surgical castration; this approach is termed “androgen deprivation therapy” (“ADT”). Most advanced prostate cancer patients initially respond to this androgen ablation therapy; however, many experience a recurrence in tumor growth despite the reduction of testosterone to castrate levels, and at that point are considered to have CRPC. Following diagnosis of CRPC, patients have been generally treated with antiandrogens that block the binding of androgens (darolutamide, enzalutamide, apalutamide or bicalutamide) to the AR, or inhibit synthesis of androgens (abiraterone). More recently, significant improvements in progression-free survival have been achieved by utilizing this latest generation of antiandrogens in combination with ADT earlier in the disease natural history, in newly diagnosed metastatic prostate cancer.

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

The Company believes that through their potential to block androgen-driven gene transcription by using a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current antiandrogens, the Aniten series of compounds hold the potential to be effective in cases where current therapies have failed. The results from both extensive preclinical studies and the initial clinical experience support the Company’s belief. In preclinical studies, the Aniten series of compounds has been observed to shrink prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation antiandrogens such as enzalutamide. Plasma PSA level declines were observed in the initial results of the Phase I study of EPI-7386 as described below. Importantly with respect to the potential clinical application of NTD inhibition, recent studies by the Company and its collaborators have also suggested the potential advantage for combinations of the Company’s Aniten compounds with currently approved antiandrogens to inhibit AR-driven biology more completely than AR inhibition from either end of the receptor alone.

The Phase I clinical trial of the first generation Aniten EPI-506 provided evidence regarding the safety and tolerability for the potential mechanism of transcription inhibition of AR-driven biology. Patients generally tolerated doses of EPI-506 at overall exposures consistent with those associated with therapeutic activity in animal models. Possible proof of concept was observed with short duration PSA declines of up to 37% being observed in some patients whose disease was highly refractory to second-generation antiandrogen treatment. However, this first-generation drug demonstrated poor pharmaceutical properties. The drug was rapidly metabolized in humans, leading to a very short half-life of circulating drug and suboptimal drug exposures. Consequently, very high doses were required to achieve modest drug exposures, with the relatively short half-life limiting the therapeutic exposure of the drug within a 24-hour period. This limitation, together with other demonstrated unfavorable pharmaceutical properties, led to the Company’s decision to discontinue EPI-506 development in favor of focusing on the development of a next generation of Anitens. This next generation includes significantly more potent drugs designed also to exhibit increased resistance to metabolism and therefore a longer predicted circulating half-life. The Company’s lead product candidate EPI-7386 has demonstrated these and other favorable characteristics in extensive preclinical characterization studies which the Company has presented in a series of poster presentations at scientific meetings over the last year.

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

The incidence of both metastatic and non-metastatic CRPC continues to rise, and using a dynamic progression model, Scher et al1 projected a 2020 incidence of 546,955 and prevalence of 3,072,480. The Company believes that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company intends to initially focus on patients who have failed second-generation antiandrogen therapies (i.e. abiraterone and/or lutamides) for the following reasons:

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

Furthermore, the Company believes that a successful Phase I clinical trial will facilitate the early study of the combination of EPI-7386 with second-generation antiandrogens. The Company and its collaborators have developed preclinical in vitro and in vivo evidence supporting further evaluation of the combination of NTD inhibitors together with the LBD inhibiting antiandrogens. The Company believes that the application of two independent, complementary mechanisms of AR transcription inhibition may result in greater suppression of androgen activity and the delay or prevention of drug resistance. Recent progress in the clinical treatment of prostate cancer has resulted from the earlier utilization of antiandrogens in combination with classic ADT, consistent with the premise that more effective androgen suppression may yield clinical benefit. The Company believes that the introduction of NTD inhibitors such as EPI-7386 therefore has potential to improve androgen suppression, delay the emergence of resistance, and result in improved clinical benefit. The first collaboration, with Janssen Research & Development, LLC (“Janssen”), to study in clinical trials the safety and potential benefit of combination of EPI-7386 with abiraterone as well as the combination of EPI-7386 with apalutamide was announced January 13, 2021. A second collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s androgen receptor inhibitor, enzalutamide, in patients with metastatic castration-resistant prostate cancer (“mCRPC”) was announced on February 24, 2021. A third collaboration and supply agreement with Bayer Consumer Care AG (“Bayer”) to evaluate EPI-7386 in combination with Bayer’s androgen receptor inhibitor, darolutamide, in patients with mCRPC was announced on April 28, 2021.

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

Phase I Clinical Study of EPI-7386

The Company’s family of next-generation investigational Aniten compounds incorporate multiple chemical scaffold changes to the first-generation drugs which in preclinical studies retain NTD inhibition of the AR. In addition, they have shown improvement in a range of attributes when compared to the first-generation compound, EPI-506, in preclinical studies. In in vitro assays measuring inhibition of AR transcriptional activity, these product candidates demonstrated 20 times higher potency than EPI-506 or its active metabolite, EPI-002. In addition, the compounds have demonstrated increased metabolic stability in preclinical studies, suggesting the potential for longer half-lives in humans. Lastly, the compounds have demonstrated more favorable pharmaceutical properties relative to EPI-506. The Company believes that these product candidates, if successfully developed and approved, may offer advancements in ease and cost of large-scale manufacture, drug product stability, and suitability for commercialization globally. From this series of next-generation compounds, EPI-7386 was selected as the lead candidate for clinical development and an IND was submitted to the FDA on March 30, 2020 and was allowed by the FDA on April 30, 2020. A CTA was filed with Health Canada in April 2020 and clearance was subsequently received. The Phase I clinical trial of EPI-7386 “Oral EPI-7386 in Patients With Metastatic Castration-Resistant Prostate Cancer (EPI-7386)” was started in June 2020 with the first patient dosed in July 2020 and is currently actively enrolling patients (www.clinicaltrials.gov). A poster presentation of the initial pharmacokinetic, safety and tolerability experience with the 200 mg cohort was presented as the ASCO-GU meeting in February of 2021. Subsequently, at the 2021 American Association of Cancer Research (AACR) Annual Meeting, which took place virtually April 10-15, 2021, ESSA presented an e-poster which further described the in vitro characterization of the mechanism of action of EPI-7386.

Our Strategy

The Company’s initial therapeutic goal is to develop a safe and effective therapy for prostate cancer patients whose tumors have progressed on current antiandrogen therapy. However, preclinical studies suggest the potential of the Company’s Aniten compounds to increase therapeutic activity when combined with antiandrogens at the earlier stage of the disease. Therefore, while the Company’s first priority is to continue Phase I clinical development of EPI 7386 as a single agent, in parallel the Company has also been conducting preclinical studies and planning clinical studies to evaluate EPI-7386 in combination with other agents. These preclinical studies are being conducted in collaboration with industry collaborators and academic institutions. In addition, the Company has engaged in discussions with the relevant pharmaceutical companies in the prostate cancer space regarding potential collaborative clinical trials of combination therapy in earlier line of treatment for patients with mCRPC, including those announced with Janssen, Astellas, and Bayer. In future preclinical studies, the Company intends to further explore other potential applications for AR-NTD inhibitors, including breast cancer and other AR-associated cancers.

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

Several next-generation aniten molecules met prespecified preclinical target product profile goals regarding potency, stability, selectivity and pharmaceutical properties. On March 26, 2019, the Company announced the nomination of EPI-7386 as its lead clinical candidate for the treatment of mCRPC through inhibition of the NTD of the androgen receptor. In preclinical studies, EPI-7386 has displayed activity in vitro in numerous prostate cancer models including models where second-generation antiandrogens are inactive. In addition, EPI-7386 is significantly more potent, metabolically stable and more effective in preclinical studies compared to ESSA’s first-generation compound, EPI-506. Lastly, EPI-7386 has demonstrated a favorable tolerability profile in all animal studies of the compound conducted to date.

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

Previously, in vitro data had been presented demonstrating that EPI-7386 binds to the full-length AR and can inhibit the transcription of AR-regulated genes. The new data demonstrate that EPI-7386 can also physically interact with the splice variant form, AR-V7, of the androgen receptor and inhibit its activity. The importance of this interaction with AR-V7 is seen through the superior transcriptional inhibition of AR-regulated genes by EPI-7386 compared to enzalutamide in the AR-V7-driven cell models LNCaP95 and 22Rv1. Together, these data provide insights into mechanistic aspects related to the binding and utility of EPI-7386 against AR-V7 splice-variant driven prostate cancer models. The data supports the Company’s rationale for studying EPI-7386 in men with prostate cancer resistant to current antiandrogens.

Advancing EPI-7386 through clinical development and regulatory approval in CRPC patients

The Company is conducting an open-label, dose-escalation Phase I clinical trial to determine the safety, tolerability, pharmacokinetics, maximum tolerated dose and/or recommended phase 2 dose (“RP2D”), and potential therapeutic benefits of the drug in mCRPC patients, who are refractory to standard-of-care. The design of the Phase I clinical trial includes the standard 3+3 design per dose cohort for the Part 1a dose escalation phase, with subjects receiving a daily oral dose of EPI-7386 until there is objective evidence of clinical disease progression, and or occurrence of an unacceptable toxicity. The Part 1b dose expansion phase, will commence when the RP2D is determined.

Patients for the Part 1a are initially selected clinically, on the basis of having progressive metastatic CRPC as exemplified by rising PSA values and/or radiological disease progression despite latest generation antiandrogen treatment. However, all patients are also retrospectively characterized biologically for underlying tumor genomic characteristics, for evidence of AR pathway activation and during the conduct of the trial, for dose-related biological, pharmacological and pharmacodynamic effects. The goal of the dose escalation phase is to establish a RP2D which will be confirmed by the treatment of a larger group of patients treated at this optimal dose.

Once the Phase I clinical trial is complete, the Company plans to review the totality of the data, including the safety, tolerability, evidence of efficacy and pharmacological and biomarker data. This overall experience will inform the final size, design, and timing of a Phase II clinical trial, and importantly, the clinical as well as biological characteristics of the patients with mCRPC considered most likely to benefit from this therapeutic approach despite the late stage of their disease. Subsequent Phase II and additional clinical trials, including trials of combination aniten/lutamide therapy in earlier lines of treatment, should benefit from this initial clinical trial experience.

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

Data on the poster included a comparison of preclinical projections of EPI-7386 clinical pharmacokinetic parameters to the pharmacokinetic, safety and preliminary clinical data from the initial 200 mg cohort of patients enrolled in ESSA’s multi-center, open-label, ascending multiple-dose Phase 1 study of EPI-7386 to treat patients with mCRPC who have become resistant to standard of care treatments. Patients participating in this trial have progressed on two or more approved systemic therapies for mCRPC, including at least one second generation antiandrogen therapy not necessarily in the metastatic disease setting. In this initial cohort of patients receiving the 200 mg once-daily dose, EPI-7386 was well-tolerated with no SAEs observed. The results from this cohort support ESSA’s preclinical projections regarding the pharmacologic properties of EPI-7386 in humans. EPI-7386 was well-absorbed, demonstrated high exposure levels and was confirmed to have a long half-life of at least 24 hours. The predicted exposures of EPI-7386 in patients at that 200 mg dose level were similar to the Company’s modeled projections and were still below optimal target exposures of EPI-7386 associated with anti-tumor activity in animal models. Although the 200 mg dose exposure was suboptimal, one out of three patients who completed 12 weeks of therapy experienced a prostate specific antigen (“PSA”) decline of more than 50 percent after three cycles of EPI-7386 therapy (12 weeks) with ongoing continued PSA declines continuing through nine cycles of therapy, despite previously having failed enzalutamide and abiraterone acetate.

At the 2021 American Association of Cancer Research (AACR) Annual Meeting, which took place virtually April 10-15, 2021, ESSA presented an e-poster presentation titled, “Comprehensive in vitro characterization of the mechanism of action of EPI-7386, an androgen receptor N-terminal inhibitor.” The content of this poster added to previously presented data that EPI-7386 binds to the full-length androgen receptor, inhibits the transcription of AR-regulated genes, and physically interacts with the splice variant form AR-V7, by demonstrating that EPI-7386 can prevent the androgen receptor from binding to genomic DNA and is active against additional androgen receptor splice variants, including AR-v567es. These preclinical data suggest EPI-7386 can potentially inhibit AR related transcription, a key driver of prostate cancer, and further supports the ongoing Phase 1 dose escalation study which is currently dosing patients at the 1,000 mg dose level.

The data also showed that EPI-7386, in combination with enzalutamide, may result in broader and deeper inhibition of the AR pathway, underscoring the potential clinical benefit of combining EPI-7386 with current standard-of-care antiandrogen therapies for prostate cancer patients at earlier stages of the disease.

The Company believes these results from the initial clinical data and ongoing in vitro studies are encouraging and suggest a favorable pharmacokinetic profile of EPI-7386 in patients. The Company believes the data demonstrate proof of concept by suggesting that EPI-7386, through its novel mechanism of action of targeting the N-terminal domain, may bypass the resistant mechanisms in at least a subset of mCRPC patients in whom the disease continues to remain AR-dependent despite progression on current antiandrogen therapies. While early in the Phase 1 clinical study, the Company is encouraged to have seen early signs of biological activity and declining PSA levels in a multi-refractory patient at the initial 200 mg dose as presented at the February 11, 2021 ASCO-GU meeting. EPI-7386 continues to be safe, well-tolerated, with generally good drug exposures, and adverse-events typical of those associated with antiandrogen therapy. Patients are currently being dosed at 600 mg, 800 mg, and 1,000 mg QD, with each of these dose levels being cleared as safe and tolerable. Given the favorable tolerability of the drug and the wide therapeutic window seen in preclinical studies, the Company plans to enroll additional higher dose cohorts using a twice daily (BID) dosing schedule to further enhance patient drug exposures. In addition, the Company is planning to file a protocol amendment to focus further monotherapy development in less heavily pretreated patients in whom the Company believes the androgen receptor pathway continues to be the primary driver of tumor growth. The Company’s goal is to establish a recommended Phase 2 dose (“RP2D”) for monotherapy during the first half of 2022 based on multiple inputs, including pharmacokinetic and biological observations, in addition to clinical experience, and commence the expansion Phase 1b study soon thereafter in earlier, less heavily pre-treated and more biologically characterized patients. It is expected that a clinical readout of the Phase 1a monotherapy trial will be presented in the first half of 2022.”

Developing a product candidate as an essential component of a new standard of care for the treatment of pre-CRPC and expanding usage earlier in the disease stage

An activated AR is required for the growth and survival of most prostate cancer. Unlike current antiandrogen therapies which can only inhibit full-length AR, NTD inhibition of AR-directed biology occurs both in full length AR and splice variant ARs. Therefore, the Company believes that the AR-NTD is an ideal target for next-generation antiandrogen hormone therapy. If ESSA’s product candidate is successful in treating CRPC patients, it is reasonable to expect that such clinical candidate may be effective in treating earlier stage patients. Preclinical studies suggest particular value to the use of anitens in combination with the currently-widely used antiandrogens. As a result, the Company intends to conduct additional clinical studies potentially leading to the approval of EPI-7386 for use in prostate cancer patients at an earlier disease stage in combination with second-generation antiandrogens. In this regard, the Company continues to develop in vitro and in vivo data in collaboration with academic and industry investigators as in the collaboration with Janssen to study EPI-7386 in combination clinical trials with abiraterone acetate/prednisone, as well as with apalutamide, and in the collaboration and supply agreement with Astellas to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s enzalutamide, as well as in the collaboration and supply agreement with Bayer to evaluate EPI-7386 in combination with Bayer’s darolutamide, in patients with mCRPC. Preclinical data supporting this approach supports the potential benefits of combining an NTD inhibitor, such as an Aniten compound, with an antiandrogen that works through inhibition of the LBD of the AR by directly blocking androgen binding (e.g. lutamides) or by inhibiting androgen synthesis (abiraterone acetate). Other emerging potential clinical applications for NTD inhibitors are in combination with other agents, such as poly ADP ribose polymerase (“PARP”) inhibitors, as well as in the subset of metastatic breast cancer patients whose tumors have been demonstrated to have activation of the AR pathway.

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

Future Clinical Development Program

Phase I/II Clinical Trial Design for treating CRPC patients

With the allowance by the FDA of the IND and clearance of the CTA by Health Canada for EPI-7386, the Company is conducting a Phase I, multi-dose escalation clinical trial to determine the safety, tolerability, maximum tolerated dose/recommended Phase 2 dose pharmacokinetics, and efficacy of the compound in CRPC patients at clinical sites in the US and Canada. The clinical trial is expected to enroll approximately 30 patients at multiple medical institutions in a standard 3+3 trial design with an approximate 10 additional patients enrolled in a dose expansion cohort at the recommended Phase 2 dose level. The Company is working with clinicals sites so patients can be enrolled ensuring compliance with COVID-19 risk management guidance as provided by FDA (see “Risk Factors - Risks Relating to COVID-19” in our Annual Report on Form 10-K). Learnings from the Phase I clinical trial of EPI-506 have been incorporated into the design and conduct of the Phase I study. The Company has included in the study design, for example, extensive biological characterization of the patients entered into the trial. Depending on the results of the Phase 1 study, a Phase II single arm clinical trial evaluating the activity of EPI-7386 single agent in a larger group of biologically-characterized mCRPC patients might be conducted.

Early Conduct of a Combination Phase I/II Clinical Trial

Given the evolution of prostate cancer therapeutics towards combination therapy strategies, the biological rationale for combining NTD and LBD inhibitors, and compelling early in vitro and preclinical animal model results, the Company intends to perform combination studies of the next-generation Aniten compound with current generation antiandrogens following the Phase 1 dose escalation and expansion studies. Since these combination studies will involve earlier lines of therapy, they will commence only after sufficient experience with safety, tolerability and efficacy has been accumulated with single agent EPI-7386 therapy in patients with metastatic disease resistant to standard of care treatments. Under the collaboration agreement with Janssen, Janssen will pay for and conduct the trial, and ESSA will provide the clinical trial material of EPI-7386. Under the collaboration with Astellas, ESSA will pay for and conduct a trial with EPI-7386 and enzalutamide, with Astellas providing enzalutamide, and under the collaboration with Bayer, Bayer will pay for and conduct a clinical trial with EPI-7386 and darolutamide, with ESSA providing the clinical trial material EPI-7386, in patients with mCRPC. The ESSA-managed clinical trial collaboration with Astellas (enzalutamide) will begin in the fourth quarter of calendar 2021. The combination studies with Janssen and Bayer are anticipated to begin in late 2021 or early 2022.

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

The FDA conducts a preliminary review of an NDA within 60 days of its receipt and informs the sponsor by the 74th day after the FDA’s receipt of the submission to determine whether the application is sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the application must be resubmitted with the additional information. The resubmitted application is also subject to review before the FDA accepts it for filing. Once the submission is accepted for filing, the FDA begins an in-depth substantive review. The FDA has agreed to specified performance goals in the review process of NDAs. Most such applications are meant to be reviewed within ten months from the date of filing, and most applications for “priority review” products are meant to be reviewed within nine months of filing. The review process may be extended by the FDA for three additional months to consider new information or clarification provided by the applicant to address an outstanding deficiency identified by the FDA following the original submission.

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

On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue an approval letter or a complete response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A complete response letter generally outlines the deficiencies in the submission and may require substantial additional testing or information in order for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter. The FDA has committed to reviewing such resubmissions in two or nine months depending on the type of information included. Even with submission of this additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

Developments

Significant Business Developments for the Three Months Ended June 30, 2021

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

ESSA has never been profitable and has incurred net losses since inception. ESSA’s net losses were $28,245,962 and $18,892,028 for the nine months ended June 30, 2021, and 2020 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of June 30, 2021:

	For the Quarters Ended
	June 30,	March 31,	December 31,	September 30,
	2021	2021	2020	2020
Research and development expense	$6,231,908	$7,268,257	$4,485,772	$2,236,680
General and administration	3,117,900	4,615,332	2,208,917	2,200,159
Comprehensive income (loss)	(8,752,011)	(12,965,247)	(6,528,704)	(4,553,342)
Basic and diluted earnings (loss) per share	(0.21)	(0.36)	(0.20)	(0.17)
Cash and cash equivalents	145,194,181	151,562,303	52,484,512	56,320,763
Short-term investments	57,068,822	57,034,921	22,016,344	22,011,337
Total assets	203,524,045	210,001,054	76,174,988	80,574,565
Long-term liabilities	817,735	1,413,292	38,246	127,376
Working capital	199,949,211	206,202,601	73,861,974	79,038,442

	For the Quarters Ended
	June 30,	March 31,	December 31,	September 30,
	2020	2020	2019	2019
Research and development expense	$2,703,704	$4,618,436	$2,587,148	$2,004,750
General and administration	2,171,020	4,863,608	2,139,165	1,246,426
Comprehensive income (loss)	(4,924,828)	(9,353,927)	(4,613,273)	(3,327,117)
Basic and diluted earnings (loss) per share	(0.24)	(0.45)	(0.22)	(0.23)
Cash and cash equivalents	36,482,049	39,913,569	45,934,420	53,322,723
Short-term investments	-	-	-	-
Total assets	38,100,438	41,603,369	47,168,317	54,573,093
Long-term liabilities	76,762	40,477	99,766	16,520
Working capital	36,475,762	39,746,147	45,527,165	48,724,264

Results of Operations for the Nine Months Ended June 30, 2021 and 2020

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $28,245,962 for the nine months ended June 30, 2021 compared to a comprehensive loss of $18,892,028 for the nine months ended June 30, 2020. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

R&D expense included the following major expenses by nature:

	Three months ended		Nine months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Clinical	$1,156,860	$548,639	$4,213,305	$1,158,819
Consulting	225,180	50,787	519,286	183,216
Legal patents and license fees	346,366	214,400	663,219	642,092
CMC	1,409,283	650,760	5,516,377	2,583,331
Other	35,904	(872)	82,235	100,412
Preclinical and data analysis	1,268,068	574,861	3,231,017	2,450,292
Research grants and administration	-	-	157,080	153,379
Royalties	-	-	66,759	65,186
Salaries and benefits	546,455	285,430	1,209,060	978,792
Share-based payments	1,243,792	382,941	2,323,185	1,564,835
Travel and other	-	(3,242)	4,414	28,934
Total	$6,231,908	$2,703,704	$17,985,937	$9,909,288

The overall R&D expense for the nine months ended June 30, 2021 was $17,985,937 compared to $9,909,288 for the nine months ended June 30, 2020 and includes non-cash expense related to share-based payments expense of $2,323,185 (2020 - $1,564,835). R&D expense in the nine-month period ended June 30, 2021 reflects the ongoing clinical trial of EPI-7386. R&D expense in the period ended June 30, 2020 was incurred primarily in preclinical research with work directed to the completion of the IND filing in March 2020 and chemistry and manufacturing cost in preparation for the Phase 1 study.

The share-based payments expense of $2,323,185 (2020 - $1,564,835), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Clinical costs of $4,213,305 (2020 - $1,158,819) were generated in relation to expenditures with the Company’s clinical research organizations conducting the Phase 1 clinical trial of EPI-7386. In the prior period, the costs related to clinical consulting work in preparation and completion of the IND and CTA filings and preparation for the Phase 1 clinical trial of EPI-7386 which began in July 2020.

Preclinical and data analysis costs of $3,231,017 (2020 – $2,450,292) were incurred in the identification of the lead compound EPI-7386 in 2019 and the subsequent filing of the IND in 2020. In the current period, the amount includes pharmacokinetic data analysis on data from the clinical trial related to the Phase I study.

CMC costs of $5,516,377 (2020 - $2,583,331) included cGMP manufacturing of EPI 7386 drug supply to support the ongoing clinical trial. In the nine months ended June 30, 2021, costs were incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of EPI-7386.

Consulting costs increased to $519,286 for the nine months ended June 30, 2021 (2020 - $183,216) relating to contract project management services. In the comparative period, costs were related to consulting fees for scientific advisors in connection with candidate selection and preparation of the IND filing, including contract project management services.

Legal patents and license fees for the period totaled $663,219 (2020 - $642,092). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended	Three months ended	Nine months ended	Nine months ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Amortization	$25,503	$27,580	$80,665	$82,742
Consulting and subcontractor fees	73,478	26,357	157,274	91,087
Director fees	84,750	101,250	271,055	303,750
Insurance	242,323	144,576	698,158	420,364
Investor relations	115,191	76,400	491,409	252,806
Office, insurance, IT and communications	141,919	50,792	271,293	181,340
Professional fees	246,480	182,006	925,174	597,778
Regulatory fees and transfer agent	16,947	23,202	95,410	114,920
Rent	7,703	10,197	42,274	41,838
Salaries and benefits	617,119	397,152	2,567,566	2,211,102
Share-based payments	1,540,150	1,126,007	4,329,428	4,782,351
Travel and other	6,337	5,501	12,443	93,715
Total	$3,117,900	$2,171,020	$9,942,149	$9,173,793

General and administration expenses increased to $9,942,149 for the nine months ended June 30, 2021 from $9,173,793 in the nine months ended June 30, 2020 and includes non-cash expense related to share-based payments of $4,329,428 (2020 - $4,782,351). This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Director fees of $271,055 (2020 - $303,750) were incurred for remuneration paid to directors for attendance at meetings and participation in various committees during the period.

Insurance expense of $698,158 (2020 - $420,364) relates to increased cost of insurance coverage for directors and officers of the Company as a reporting issuer and publicly listed company in the United States, as well as general liability insurance. The Company has realized an increase in premiums which is in line with market trends.

Investor relations expense increased to $491,409 (2020 - $252,806) due to the cost of additional investor communications support engaged in the current period.

Professional fees of $925,174 (2020 - $597,778) were incurred for legal and accounting services in conjunction with increased corporate activities. Over the periods presented, the Company prepared for and implemented changes with respect to its transition to a domestic issuer from foreign private issuer, including transition of financial statements to U.S. GAAP. The Company is now a US domestic issuer and has ongoing costs to support compliance and contracts.

Financing costs

In the nine months ended June 30, 2021, the Company incurred financing costs expense of $18,147 (2020 - $500,972). In the current period, the Company incurred a minimal amount finance accretion related to the operating lease. In the comparative period, the Company settled a long-term debt with Silicon Valley Bank which resulted in a non-recurrent finance charge of $211,079.

Derivative liabilities

The Company has certain warrants treated as derivatives for financial reporting purposes. Consequently, the Company’s financial results are impacted by fluctuations in the market price of the Company’s common stock. These warrants are measured at fair value, with changes recognized in the statement of loss and comprehensive loss at each reporting date. During the nine months ended June 30, 2021, the Company recorded the resulting change in fair value, largely resulting from the increase in stock price during the period, of $470,132 (2020 – $60,242) in the statement of loss and comprehensive loss.

Three months ended June 30, 2021 and 2020

The Company incurred a comprehensive loss of $8,752,011 for the three months ended June 30, 2021 compared to a comprehensive loss of $4,924,828 for the three months ended June 30, 2020. The detailed changes in R&D and G&A expenses for the three months ended June 30, 2021 and 2020 are included in the tables above.

For the three months ended June 30, 2021, the Company’s R&D investment continued with the ongoing clinical trial of EPI-7386. In the comparative period, the Company incurred R&D costs in relation to the Company’s clinical candidate EPI-7386 which was accepted by the FDA on April 30, 2020. This has resulted in increased clinical costs of $1,156,860 (2020 - $548,639), manufacturing costs of $1,409,283 (2020 - $650,760), and ongoing preclinical costs and data analysis costs of $1,268,068 (2020 - $574,861). The Company continues to advance the clinical trial and has entered into collaboration agreements in the current quarter.

G&A expenses were $3,117,900 (2020 - $2,171,020) for the three months ended June 30, 2021. Professional fees of $246,480 (2020 - $182,006) have increased and reflect compliance work as a US domestic issuer and significant contract work for the period. Salaries and benefits of $617,119 (2020 - $397,152) for the three months ended June 30, 2021 were paid to senior management and employees during the period. Directors’ fees of $84,750 (2020 - $101,250) are paid to directors relative to meeting attendance and committee participation. Insurance expense of $242,323 (2020 - $144,576) has increased relative to the Company’s overall activity level and a market-wide increase to insurance costs.

Share-based payments for research and development team members were $1,243,792 (2020 - $382,941) and $1,540,150 (2020 – $1,126,007) for key management and personnel allocated to general and administrative costs. Share-based payments expense is non-cash and is estimated under the Black-Scholes method and expensed relative to vesting conditions for the underlying stock options.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of June 30, 2021, the Company has working capital of $199,949,211 (September 30, 2020 - $79,093,604). Operational activities during the nine months ended June 30, 2021 were financed mainly by proceeds from the acquisition of Realm, financings completed in August 2019, July 2020 and February 2021. At June 30, 2021, the Company had available cash reserves and short-term investments of $202,263,003 (September 30, 2020 - $78,332,100) to settle current liabilities of $3,008,727 (September 30, 2020 - $1,203,324). At June 30, 2021, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

Outstanding Share Data

As of August 16, 2021, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 43,984,346 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of August 16, 2021, we had 3,234,750 common shares issuable pursuant to 3,234,750 common share purchase warrants pursuant to full cash exercise, 2,694,698 common shares issuable pursuant to 2,694,698 exercisable outstanding stock options, 4,108,532 common shares issuable pursuant to 4,108,532 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2021. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2021, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Dated: August 16, 2021

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer