Form 10-K
period 2021-09-30
ESSA Pharma Inc.
filed 2021-11-18
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2021

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common shares on the last business day of its most recently completed second fiscal quarter, as reported on the Nasdaq was approximately $915.9 million.

The number of outstanding common shares of the registrant, no par value per share, as of November 18, 2021 was 43,984,346.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2022 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission (the “SEC”) subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2021.

ESSA PHARMA INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

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

Such statements reflect our current views with respect to future events, are subject to risks and uncertainties and are necessarily based upon a number of estimates and assumptions that are inherently subject to significant medical, scientific, business, economic, competitive, political and social uncertainties and contingencies. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including those described under “Risk Factors”. All forward-looking statements included in this Annual Report on Form 10-K, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include, but are not limited to:

●	our ability to maintain operations as a result of the COVID-19 outbreak;
●	our ability to conduct a clinical study involving our product candidate and to identify any future product candidates;
●	our ability to obtain regulatory and other approvals to commence a clinical trial involving any future product candidates;
●	our ability to obtain positive results from research and development activities, including clinical trials;
●	the availability of sufficient financing on reasonable terms;
●	our ability to obtain required regulatory approvals;
●	our ability to protect patents and proprietary rights;
●	our ability to successfully out-license or sell future products, if any, and in-license and develop new products;
●	the absence of material adverse changes in our industry or the global economy;
●	our ability to attract and retain key personnel;
●	our continued compliance with third party license terms and non-infringement of third-party intellectual property rights;
●	our ability to maintain good business relationships with our strategic partners; and
●	our ability to understand and predict market competition.

We believe there is a reasonable basis for our current expectations, views and assumptions, but they are inherently uncertain. We may not realize our expectations and our views and assumptions may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements.  In evaluating forward-looking statements, investors should specifically consider the following uncertainties and factors, among others (including those set forth under the heading “Risk Factors” within this document), that could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements

●	risks related to our ability to maintain operations and execute on our business plan as a result of the COVID-19 outbreak or other health epidemics;
●	risks related to clinical trial development and our ability to conduct the clinical trial of our product candidate and the predictive value of our current or planned clinical trials;
●	risks related to clinical trials being conducted by third parties under collaboration and clinical supply agreements, including combination studies, using the Company’s product candidate, studies which the Company may not control, and ensuing reputational risk related to clinical trial results;
●	risks related to our future success being dependent primarily on identification through preclinical studies, clinical studies, regulatory approval for commercialization of a single product candidate;
●	risks related to our license agreement with third parties;

●	uncertainty related to our ability to obtain required regulatory approvals for our proposed products;
●	risks related to the Company’s ability to conduct a clinical trial or submit a future NDA/NDS or IND/CTA (each, as defined herein);
●	risks related to our ability to successfully commercialize future product candidates;
●	risks related to the possibility that our product candidate and potential future product candidates, if any, may have undesirable side effects;
●	risks related to our ability to enroll subjects in clinical trials;
●	risks that the FDA may not accept data from trials conducted in locations outside the United States;
●	risks related to our ongoing obligations and continued regulatory review;
●	risks related to potential administrative or judicial sanctions;
●	the risk of increased costs associated with prolonged, delayed or terminated clinical trials;
●	the risk that third parties may not carry out their contractual duties;
●	risks related to the possibility that our relationships with clinical research organizations or academic institutions may terminate;
●	risks related to our lack of experience manufacturing product candidates on a large clinical or commercial scale and our lack of manufacturing facility;
●	risks inherent in foreign operations, including related to foreign sourced raw materials, manufacturing or clinical trials;
●	risks related to disruptions in domestic and foreign supply chains that the Company relies on for the production and shipment of raw materials and clinical trial materials;
●	risks related to our failure to obtain regulatory approval in international jurisdictions;
●	risks related to recently enacted and future legislation in the United States that may increase the difficulty and cost for us to obtain marketing approval of, and commercialize, our product candidate and potential future products, if any, and affect the prices we may obtain;
●	risks related to new legislation, new regulatory requirements, and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare;
●	uncertainty as to our ability to raise additional funding;
●	risks related to our ability to raise additional capital on favorable terms and the impact of dilution from incremental financing;
●	risks of a deemed default on any residual obligations of the agreement providing for the CPRIT Grant and having to reimburse all of the CPRIT Grant, if such deemed default is not waived by CPRIT;
●	risks related to our incurrence of significant losses in every quarter since inception and our anticipation that it will continue to incur significant losses in the future;
●	risks related to our limited operating history;
●	risks related to our reliance on proprietary technology;
●	risks related to our ability to protect our intellectual property rights throughout the world;
●	risks related to claims by third parties asserting that we, or our employees or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our intellectual property;
●	risks related to our ability to comply with governmental patent agency requirements in order to maintain patent protection;
●	risks related to computer system failures or security breaches and increasing cyber threats;
●	risks related to business disruptions that could seriously harm our future revenues and financial condition and increase our costs and expenses;
●	risks related to our dependence on the use of information technologies;
●	risks related to our ability to attract and maintain highly qualified personnel;
●	risks relating to the possibility that third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues;
●	risks related to potential conflicts of interest between us and our directors and officers;
●	risks related to competition from other biotechnology and pharmaceutical companies;
●	risks related to movements in foreign currency exchange rates, interest rates and rate of inflation;

●	risks related to our ability to convince public payors and hospitals to include our product candidate and potential future products, if any, on their approved formulary lists;
●	risks related to our ability to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements;
●	risks related to our ability to manage growth;
●	risks related to our ability to achieve or maintain expected levels of market acceptance for our products;
●	risks related to our ability to realize benefits from acquired businesses or products or form strategic alliances in the future;
●	risks related to collaborations with third parties;
●	risks that employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation;
●	risks related to product liability lawsuits;
●	risks related to compulsory licensing and/or generic competition;
●	risks related to no longer being considered an emerging growth company;
●	risks related to our ability to maintain an active trading market for the Company's common shares;
●	risks related to share price volatility in the event there is low liquidity for the trading of the Company’s common shares;
●	risks related to the possibility that laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and Canada and require us to develop and implement costly compliance programs;
●	risks related to laws that govern fraud and abuse and patients’ rights;
●	risks related to our ability to comply with environmental, health and safety laws and regulations;
●	risks related to us being a “passive foreign investment company”;
●	risks related to United States investors’ ability to effect service of process or enforcement of actions against us;
●	risks related to market price and trading volume volatility;
●	risks related to our dividend policy;
●	risks associated with future sales of our securities;
●	risks related to our ability to implement and maintain effective internal controls;
●	risks related to provisions in our charter documents and Canadian law affecting corporate governance; and
●	risks related to analyst coverage.

If one or more of these risks or uncertainties or a risk that is not currently known to us, materialize, or if our underlying assumptions prove to be incorrect, actual results may vary materially from those expressed or implied by forward-looking statements. The forward-looking statements represent our expectations, plans, estimates and views as of the date of this document. We do not undertake and specifically decline any obligation to update, republish or revise forward-looking statements to reflect future events or circumstances or to reflect the occurrences of unanticipated events, except as required by law.  Investors are cautioned that we cannot guarantee future results, events, levels of activity, performance or achievements and that forward-looking statements are inherently uncertain. Accordingly, investors are cautioned not to put undue reliance on forward-looking statements. We advise you that these cautionary remarks expressly qualify in their entirely all forward-looking statements attributable to us or persons acting on our behalf.

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, Canada, and all European countries. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a broad adverse impact on the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. Although COVID-19 has not to date had any material impact on our business, operations or financial condition, there can be no assurances that it will not have an impact on our business, operations or financial condition going forward. Management has taken recommended precautions, including adherence to local and facility-related pandemic mandates, support for work at home, and encouragement and monitoring of employee vaccination.  See “Risk Factors - Risks Relating to COVID-19” below.

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

Overview

ESSA is a clinical stage pharmaceutical company, focused on developing novel and proprietary therapies for the treatment of prostate cancer with an initial focus on patients whose disease is progressing despite treatment with current standard of care therapies, including second-generation antiandrogen drugs such as abiraterone, enzalutamide, apalutamide, and darolutamide. The Company believes its latest series of investigational compounds, including its product candidate EPI-7386, have the potential to significantly expand the interval of time in which patients with castration-resistant prostate cancer (“CRPC”) can benefit from anti-hormone-based therapies. Specifically, the compounds are designed to disrupt the androgen receptor (“AR”) signaling pathway, the primary pathway that drives prostate cancer growth and prevent AR activation through selective binding to the N-terminal domain (“NTD”) of the AR. In this respect, the Company’s compounds are designed to mechanistically differ from classical non-steroid antiandrogens. These antiandrogens interfere either with androgen synthesis (i.e., abiraterone), or with the binding of androgens to the ligand-binding domain (“LBD”), located at the opposite end of the receptor from the NTD (i.e., “lutamides”). A functional NTD is essential for the functionality of the AR; blocking the NTD inhibits AR-driven transcription and therefore androgen-driven biology.

The Company believes that the transcription inhibition mechanism of its preclinical compounds is unique and has the potential advantage of bypassing several of the identified mechanisms of resistance to the antiandrogens currently used in the treatment of CRPC. The Company has been granted by the United States Adopted Names ("USAN") Council a unique USAN stem "-Aniten" to recognize this new first-in-class mechanistic class. The Company refers to this series of proprietary investigational compounds as the “Aniten” series. In preclinical studies, blocking the NTD has demonstrated the capability to prevent AR-driven gene expression. A previously completed Phase I clinical trial of ESSA’s first-generation agent, ralAniten acetate (“EPI-506”) administered to patients with metastatic CRPC (“mCRPC”) refractory to current standard of care therapies demonstrated prostate-specific antigen (“PSA”) declines, a sign of inhibition of AR-driven biology. This inhibition, however, was neither deep nor sustained enough to confer clinical benefit and the Company made the decision to develop a more potent next generation drug which would also have a longer half-life. The Company has done so and is now in clinical trial with this next generation Aniten, EPI-7386.

According to the American Cancer Society, in the United States, prostate cancer is the second most frequently diagnosed cancer among men, behind skin cancer. Approximately one-third of all prostate cancer patients who have been treated for local disease with curative intent will subsequently have rising serum levels of PSA, which is an indication of recurrent disease with or without development of distant metastasis. Patients with recurrent disease as indicated by rising PSA usually undergo initial androgen ablation therapy using analogues of luteinizing hormone releasing hormone or surgical castration; this approach is termed “androgen deprivation therapy” (“ADT”). Most of these patients initially respond to this androgen ablation therapy; however, many experience a recurrence in tumor growth despite the reduction of testosterone to castrate levels, and at that point are considered to have CRPC. Following diagnosis of CRPC, patients have been generally treated with antiandrogens that block the binding of androgens (darolutamide, enzalutamide, apalutamide or bicalutamide) to the AR, or inhibit synthesis of androgens (abiraterone). More recently, significant improvements in progression free survival and overall survival have been achieved by utilizing this latest generation of antiandrogens in combination with ADT earlier in the disease natural history (i.e HSPC and nmCRPC).

Since the mid-20th century, it has been recognized that the growth of prostate tumors is in large part mediated by an activated AR. Generally, there are three means of activating the AR. First, androgens such as dihydrotestosterone can activate AR by binding to its LBD. Second, CRPC can be driven by variants of AR that lack an LBD, are constitutively activated, and consequently do not require androgen for activation. A third mechanism, of less certain clinical significance, may involve certain signaling pathways that activate AR independent of androgen activity. Generally, current drugs for the treatment of prostate cancer are directed against the first mechanism by either (i) interfering with the production of androgen, or (ii) preventing androgen from binding to the LBD. Over time, these approaches eventually fail due to mechanisms of resistance which involve the LBD end of the receptor, whether at the DNA (AR amplification or LBD mutations) or RNA level (emergence of AR splice variants). With respect to the development of alternative pathway mechanisms of AR activation, tumors might also be insensitive to anti-androgen activity. Finally, in patients who have been treated for years with various anti-androgen therapies, genomic changes may lead to additional, non-AR-related oncogenic drivers, also insensitive to inhibition of AR biology.

The Company believes that through their potential to block androgen-driven gene transcription by using a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current antiandrogens, the Aniten series of compounds hold the potential to be effective in cases where LBD-based mechanisms of resistance to second generation antiandrogens in otherwise AR-driven disease are operating. The results from both extensive preclinical studies and the initial clinical experience support the Company’s belief. In preclinical studies, the Aniten series of compounds has been observed to shrink AR-dependent prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation antiandrogens such as enzalutamide. Plasma PSA level declines were observed in the initial results of the Phase I study of EPI-7386 as described below. Importantly with respect to the potential clinical application of NTD inhibition, recent studies by the Company and its collaborators have also suggested the potential advantage for combinations of the Company’s Aniten compounds with currently approved antiandrogens to inhibit AR-driven biology more completely than AR inhibition from either end of the receptor alone. This hypothesis is supported by the clinical trial results obtained in recent years of the superior overall survival obtained with initial combination therapy with ADT and latest generation anti-androgens relative to the administration of these two therapies sequentially.

The Phase I clinical trial of the first generation Aniten EPI-506 provided evidence regarding the safety and tolerability for the potential mechanism of transcription inhibition of AR-driven biology. Patients generally tolerated doses of EPI-506 at overall exposures consistent with those associated with therapeutic activity in animal models. Possible proof of concept was observed with short duration PSA declines of up to 37% being observed in some patients whose disease was highly refractory to second-generation antiandrogen treatment. However, this first-generation drug demonstrated poor pharmaceutical properties. The drug was rapidly metabolized in humans, leading to a very short half-life of circulating drug and suboptimal drug exposures. Consequently, very high doses were required to achieve modest drug exposures, with the relatively short half-life limiting the therapeutic exposure of the drug within a 24-hour period. This limitation, together with other demonstrated unfavorable pharmaceutical properties, led to the Company’s decision to discontinue EPI-506 development in favor of focusing on the development of a next generation of Anitens. This next generation includes significantly more potent drugs designed also to exhibit increased resistance to metabolism and therefore a longer predicted circulating half-life. The Company’s lead product candidate EPI-7386 has demonstrated these and other favorable characteristics in extensive preclinical characterization studies which the Company has presented in a series of poster presentations at scientific meetings over the last two years.

While the potential importance of the NTD as a drug target has been appreciated for more than two decades, for technical reasons this has been a difficult target for therapeutic agent development.  The NTD of the AR is flexible with a high degree of intrinsic disorder making it difficult for use in classic crystal structure-based drug design. The Company is not currently aware of any clinical-stage NTD AR inhibitors that are in development by other drug development companies. The nature of the highly specific binding of the Aniten compounds to the NTD, and the biological consequences of that binding, have been defined in recent scientific studies. The selectivity of the binding, based on in vivo imaging as well as in vitro studies, has been consistent with the favorable toxicological results observed in preclinical studies of the first-generation EPI-506 and the subsequent safety results observed in the Phase I trial of EPI-506.  The Company has completed a series of biophysical and biological studies revealing the interaction and binding of EPI-7386 to the NTD of the AR and presented these findings at several medical conferences in 2021.

The incidence of both metastatic and non-metastatic CRPC continues to rise, and using a dynamic progression model, Scher et al.1 projected a 2020 incidence of 546,955 and prevalence of 3,072,480. The Company believes that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company intends to initially focus on patients who have failed second-generation antiandrogen therapies (i.e. abiraterone and/or lutamides) for the following reasons:

●	CRPC treatment remains a prostate cancer market segment with an apparent and significant unmet therapeutic need and is therefore a potentially large market;
●	the Company believes that the unique mechanism of action of its Aniten compounds is well suited to treat those patients who have failed AR LBD focused therapies and whose biological characterization reveals that their tumors are still largely driven by AR biology; and
●	the Company expects that the relatively large number of patients with an apparent unmet therapeutic need in this area will facilitate timely enrollment in its clinical trials.

Furthermore, the Company believes that a successful Phase I clinical trial will facilitate the early study of the combination of EPI-7386 with second-generation antiandrogens. The Company and its collaborators have developed preclinical in vitro and in vivo evidence supporting further evaluation of the combination of NTD inhibitors together with the LBD inhibiting antiandrogens. The Company believes that the application of two independent, complementary mechanisms of AR transcription inhibition may result in greater suppression of androgen activity and the delay or prevention of drug resistance. Recent progress in the clinical treatment of prostate cancer has resulted from the earlier utilization of antiandrogens in combination with classic ADT, consistent with the premise that more effective androgen suppression may yield clinical benefit. The Company believes that the introduction of NTD inhibitors such as EPI-7386 therefore has potential to improve androgen suppression, delay the emergence of resistance, and result in improved clinical benefit. The first collaboration, with Janssen Research & Development, LLC (“Janssen”), to study in clinical trials the safety and potential benefit of combination of EPI-7386 with abiraterone acetate with prednisone as well as the combination of EPI-7386 with apalutamide was announced January 13, 2021. A second collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s androgen receptor inhibitor, enzalutamide, in patients with metastatic castration-resistant prostate cancer (“mCRPC”) was announced on February 24, 2021. A third collaboration and supply agreement with Bayer Consumer Care AG (“Bayer”) to evaluate EPI-7386 in combination with Bayer’s androgen receptor inhibitor, darolutamide, in patients with mCRPC was announced on April 28, 2021.

The Company is party to a license agreement with the British Columbia Cancer Agency and the University of British Columbia dated December 22, 2010, as amended on February 10, 2011, May 27, 2014, and May 25, 2021 (the “License Agreement”), which provides the Company with exclusive world-wide rights to the issued patents and patent applications related to the EPI 002, EPI-506 compound, and the EPI-7386 compounds.

1 Scher HI, Solo K, Valant J, Todd MB, Mehra M (2015) Prevalence of Prostate Cancer Clinical States and Mortality in the United States: Estimates Using a Dynamic Progression Model. PLoS ONE 10(10): e0139440. doi:10.1371/journal.pone.013944

The Company believes that it has developed a strong and defensive intellectual property position for Aniten structural classes. As of November 1, 2021, ESSA owns rights to 47 issued patents, including 12 issued U.S. patents, that are in force and cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues. As of November 1, 2021, 4 of these issued patents cover the EPI-7386 compound and are expected to provide protection until 2036 to 2039. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the Aniten next-generation NTD inhibitors, with expected expiration dates between 2036-2041.

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

Phase I Clinical Study of EPI-7386

The Company’s family of next-generation investigational Aniten compounds incorporate multiple chemical scaffold changes to the first-generation drugs which in preclinical studies retain NTD inhibition of the AR. In addition, they have shown improvement in a range of attributes when compared to the first-generation compound, EPI-506, in preclinical studies. In in vitro assays measuring inhibition of AR transcriptional activity, these product candidates demonstrated 20 times higher potency than EPI-506 or its active metabolite, EPI-002. In addition, the compounds have demonstrated increased metabolic stability in preclinical studies, suggesting the potential for longer half-lives in humans. Lastly, the compounds have demonstrated more favorable pharmaceutical properties relative to EPI-506. The Company believes that these product candidates, if successfully developed and approved, may offer advancements in ease and cost of large-scale manufacture, drug product stability, and suitability for commercialization globally. From this series of next-generation compounds, EPI-7386 was selected as the lead candidate for clinical development and an IND was submitted to the FDA on March 30, 2020 and was allowed by the FDA on April 30, 2020. A CTA was filed with Health Canada in April 2020 and clearance was subsequently received. The Phase I clinical trial of EPI-7386 “Oral EPI-7386 in Patients With Metastatic Castration-Resistant Prostate Cancer (EPI-7386)” was started in June 2020 with the first patient dosed in July 2020 and is currently actively enrolling patients (www.clinicaltrials.gov). In September 2021 the Company filed a protocol amendment with the FDA to focus further monotherapy development in less heavily pretreated patients with mCRPC. The Company has presented preclinical and clinical scientific data relative to EPI-7386 in a number of poster presentations at scientific meetings in the past year.

Our Strategy

The Company’s initial therapeutic goal is to develop a safe and effective therapy for prostate cancer patients whose tumors have progressed on current antiandrogen therapy while remaining prevalently driven by the AR pathway. However, preclinical studies suggest the potential of the Company’s Aniten compounds to increase therapeutic activity when combined with antiandrogens at the earlier stage of the disease. Therefore, while the Company’s initial priority is to continue Phase I clinical development of EPI 7386 as a single agent, in parallel the Company has also been conducting preclinical studies in collaboration with industry and academic institutions. In addition, the Company has developed collaborations with the relevant pharmaceutical companies in the prostate cancer space for the conduct of clinical trials of combination therapies in earlier line of treatment for patients with mCRPC. The Company’s intent to support these collaborative clinical trials with Janssen, Astellas, and Bayer have been announced. The first of these studies, involving the combination of EPI-7386 with enzalutamide, is being conducted in collaboration with Astellas and Pfizer. ESSA will operationally conduct this trial, with an initial Phase I dose equilibration phase following by a randomized Phase 2 trial involving a planned 120 patients. The enzalutamide for this trial will be supplied by Astellas. The Company anticipates that this trial will be initiated in the fourth calendar quarter of 2021. Combination trials with abiraterone acetate with prednisone and apalutamide will be conducted by Janssen and will initiate soon thereafter, and a combination clinical trial with darolutamide will be conducted by Bayer. In future preclinical studies, the Company intends to further explore other potential applications for AR-NTD inhibitors, including breast cancer and other AR-associated cancers.

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

Several next-generation Aniten molecules met prespecified preclinical target product profile goals regarding potency, stability, selectivity and pharmaceutical properties. On March 26, 2019, the Company announced the nomination of EPI-7386 as its lead clinical candidate for the treatment of mCRPC through inhibition of the NTD of the androgen receptor. In preclinical studies, EPI-7386 has displayed activity in vitro in numerous AR-dependent prostate cancer models including models where second-generation antiandrogens are inactive. In addition, EPI-7386 is significantly more potent, metabolically stable and more effective in preclinical studies compared to ESSA’s first-generation compound, EPI-506. Lastly, EPI-7386 has demonstrated a favorable tolerability profile in all animal studies of the compound conducted to date.

Following IND-enabling studies, ESSA filed an IND for EPI-7386 in mCRPC at the end of the first calendar quarter of 2020, and following the receipt of clearance by the FDA and allowance by Health Canada, commenced clinical testing of EPI-7386 in July 2020, allowing for accommodations to the planned timeline as a result of the impact of the COVID-19 situation at individual clinical trial sites (see “Risk Factors - Risks Relating to COVID-19” in this Annual report on Form 10-K).

Advancing EPI-7386 through clinical development and regulatory approval in CRPC patients

The Company is conducting an open-label, dose-escalation Phase I clinical trial to determine the safety, tolerability, pharmacokinetics, maximum tolerated dose and/or recommended phase 2 dose (“RP2D”), and potential therapeutic benefits of the drug in mCRPC patients, who are refractory to standard-of-care treatments. The design of the Phase I clinical trial includes the standard 3+3 design per dose cohort for the Part 1a dose escalation phase, with subjects receiving a daily oral dose of EPI-7386 until there is objective evidence of clinical disease progression, and or occurrence of an unacceptable toxicity. The Part 1b dose expansion phase will commence when the RP2D is determined.

Patients for the Part 1a are initially selected clinically, on the basis of having progressive metastatic CRPC as exemplified by rising PSA values and/or radiological disease progression despite latest generation antiandrogen treatment. However, all patients are also retrospectively biologically characterized for underlying tumor genomic characteristics, for evidence of AR pathway activation and during the conduct of the trial, for dose-related biological, pharmacological and pharmacodynamic effects. The goal of the dose escalation phase is to establish a RP2D which will be confirmed by the treatment of a larger group of patients treated at this optimal dose.

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

The Company has presented preclinical scientific data relative to EPI-7386 in a number of poster presentations at scientific meetings.

At the 32nd EORTC-NCI-AACR Annual Symposium on Molecular Targets and Cancer Therapeutics (“ENA”) on October 24, 2020, an oral poster presentation titled, “The preclinical characterization of the N-terminal domain androgen receptor inhibitor, EPI-7386, for the treatment of prostate cancer,” presented new information about EPI-7386 including: (i) in an in vitro cellular thermal shift assay (CETSA), EPI-7386 was shown to physically interact with the both the full-length and the splice variant (AR-V7) form of the androgen receptor (“AR”) (ii) in an in vitro full-length AR-driven cellular model (LNCaP), RNAseq data was analyzed by pathway enrichment analysis. EPI-7386 demonstrates largely similar modulation of AR-regulated genes compared to enzalutamide, but with additional unique elements; and (iii) EPI-7386 exhibits superior activity to enzalutamide in the AR-V7-driven cellular models LNCaP95 and 22Rv1 by modulating AR-driven gene expression with or without the addition of an external androgen.

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

Data on the poster included a comparison of preclinical projections of EPI-7386 clinical pharmacokinetic parameters to the pharmacokinetic, safety and preliminary clinical data from the initial 200 mg cohort of patients enrolled in ESSA’s multi-center, open-label, ascending multiple-dose Phase 1 study of EPI-7386 to treat patients with mCRPC who have become resistant to standard of care treatments. Patients participating in this trial have progressed on two or more approved systemic therapies for mCRPC, including at least one second generation antiandrogen therapy not necessarily in the metastatic disease setting. In this initial cohort of patients receiving the 200 mg once-daily dose, EPI-7386 was well-tolerated with no SAEs observed. The results from this cohort support ESSA’s preclinical projections regarding the pharmacologic properties of EPI-7386 in humans. EPI-7386 was well-absorbed, demonstrated high exposure levels and was confirmed to have a long half-life of at least 24 hours. The predicted exposures of EPI-7386 in patients at that 200 mg dose level were similar to the Company’s modeled projections and were still below optimal target exposures of EPI-7386 associated with anti-tumor activity in animal models. Although the 200 mg dose exposure was suboptimal, one out of three patients who completed 12 weeks of therapy experienced a prostate specific antigen (“PSA”) decline of more than 50 percent after three cycles of EPI-7386 therapy (12 weeks) with ongoing continued PSA declines continuing through seventeen cycles of therapy, despite previously having failed enzalutamide and abiraterone acetate.

At the 2021 American Association of Cancer Research (AACR) Annual Meeting, which took place virtually April 10-15, 2021, ESSA presented an e-poster presentation titled, “Comprehensive in vitro characterization of the mechanism of action of EPI-7386, an androgen receptor N-terminal inhibitor.” The content of this poster added to previously presented data that EPI-7386 binds to the full-length androgen receptor, inhibits the transcription of AR-regulated genes, and physically interacts with the splice variant form AR-V7, by demonstrating that EPI-7386 can prevent the androgen receptor from binding to genomic DNA and is active against additional androgen receptor splice variants, including AR-v567es. These preclinical data suggest EPI-7386 can potentially inhibit AR related transcription, a key driver of prostate cancer, and further supports the ongoing Phase 1 dose escalation study.

The data also showed that EPI-7386, in combination with enzalutamide, may result in broader and deeper inhibition of the AR pathway, underscoring the potential clinical benefit of combining EPI-7386 with current standard-of-care antiandrogen therapies for prostate cancer patients at earlier stages of the disease.

On October 7, 2021 at the 2021 AACR-NCI-EORTC Virtual International Conference on Molecular Targets and Cancer Therapeutics the Company presented a virtual poster of preclinical data confirming EPI-7386’s target engagement with the NTD of the androgen receptor, the primary driver of prostate cancer growth. The multiple studies showed (i) three separate orthogonal NMR approaches confirm that EPI-7386 binds to the Tau5 region of the NTD; (ii) cellular thermal shift assays (CETSA) confirm engagement of EPI-7386 with both full length AR (AR-FL) and AR-V567es, a splice variant lacking the ligand-binding domain (LBD); (iii) gene expression driven by the AR splice variant, AR-V567es, can be inhibited by EPI-7386 whereas enzalutamide and darolutamide, which bind to the LBD, cannot inhibit AR-V567es-driven gene expression; and (iv) chromatin immunoprecipitation sequencing (ChIP-Seq) data indicate that EPI-7386 inhibits androgen-induced changes at the AR cistrome and when combined with enzalutamide, can completely abrogate genome-wide androgen-induced AR binding.

Additionally, the data demonstrated that the combination of EPI-7386 with enzalutamide results in complete inhibition of genome-wide androgen-induced AR binding, supporting the rationale for the upcoming Phase 1/2 combination trials of EPI-7386 with approved antiandrogens in patients with metastatic castration-resistant prostate cancer.

The Company believes these results from the initial clinical data and ongoing in vitro studies are encouraging and suggest a favorable pharmacokinetic profile of EPI-7386 in patients. The Company believes the data demonstrate proof of concept by suggesting that EPI-7386, through its novel mechanism of action of targeting the N-terminal domain, may bypass the resistant mechanisms in at least a subset of mCRPC patients in whom the disease continues to remain AR-dependent despite progression on current antiandrogen therapies. While early in the Phase 1 clinical study, the Company is encouraged to have seen early signs of biological activity and declining PSA levels in a multi-refractory patient at the initial 200 mg dose as presented at the February 11, 2021 ASCO-GU meeting. EPI-7386 continues to be safe, well-tolerated, with generally good drug exposures, and adverse-events typical of those associated with antiandrogen therapy. Patients are currently being dosed at 600 mg, 800 mg, and 1,000 mg QD, with each of these dose levels being cleared as safe and tolerable. Given the favorable tolerability of the drug and the wide therapeutic window seen in preclinical studies, the Company plans to enroll additional dose cohorts using a twice daily (BID) dosing schedule to further enhance patient drug exposures. The protocol amendment filed with the FDA in September 2021 allows for monotherapy development in less heavily pretreated patients in whom the Company believes the androgen receptor pathway continues to be the primary driver of tumor growth. The Company’s goal is to establish a recommended Phase 2 dose (“RP2D”) for monotherapy during the first half of 2022 based on multiple inputs, including pharmacokinetic and biological observations, in addition to clinical experience, and commence the expansion Phase 1b study soon thereafter in earlier, less heavily pre-treated and more biologically characterized patients. It is expected that a clinical readout of the Phase 1a monotherapy trial will be presented in the first half of calendar 2022.

Developing a product candidate as an essential component of a new standard of care for the treatment of pre-CRPC and expanding usage earlier in the disease stage

An activated AR is required for the growth and survival of most prostate cancer. Unlike current antiandrogen therapies which can only inhibit full-length AR, NTD inhibition of AR-directed biology occurs both in full length AR and splice variant ARs. Therefore, the Company believes that the AR-NTD is an ideal target for next-generation antiandrogen hormone therapy. If ESSA’s product candidate is successful in treating CRPC patients, it is reasonable to expect that such clinical candidate may be effective in treating earlier stage patients. Preclinical studies suggest particular value to the use of Anitens in combination with the currently widely used antiandrogens. As a result, the Company intends to conduct additional clinical studies potentially leading to the approval of EPI-7386 for use in prostate cancer patients at an earlier disease stage in combination with second-generation antiandrogens. In this regard, the Company continues to develop in vitro and in vivo data in collaboration with academic investigators and clinical data with industry investigators as in the collaboration with Janssen to study EPI-7386 in combination clinical trials with abiraterone acetate/prednisone, as well as with apalutamide, and in the collaboration and supply agreement with Astellas to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s enzalutamide, as well as in the collaboration and supply agreement with Bayer to evaluate EPI-7386 in combination with Bayer’s darolutamide, in patients with mCRPC. Preclinical data supporting this approach highlights the potential benefits of combining an NTD inhibitor, such as an Aniten compound, with an antiandrogen that works through inhibition of the LBD of the AR by directly blocking androgen binding (e.g. lutamides) or by inhibiting androgen synthesis (abiraterone acetate). Other emerging potential clinical applications for NTD inhibitors are in combination with other agents, such as poly ADP ribose polymerase (“PARP”) inhibitors, Pin1 inhibitors, CDK4/6 inhibitors, as well as in the subset of metastatic breast cancer patients whose tumors have been demonstrated to have activation of the AR pathway.

Evaluating strategic collaborations to maximize value

The Company currently retains all commercial rights for its Aniten series drug portfolio. The Company continues to evaluate potential collaborations that could enhance the value of its prostate cancer program and allow it to leverage the expertise of such strategic collaborators such as those with Janssen, Astellas, and Bayer.

Future Clinical Development Program

Phase I/II Clinical Trial Design for treating CRPC patients

With the allowance by the FDA of the IND and clearance of the CTA by Health Canada for EPI-7386, the Company is conducting a Phase I, multi-dose escalation clinical trial to determine the safety, tolerability, maximum tolerated dose/recommended Phase 2 dose pharmacokinetics, and efficacy of the compound in refractory mCRPC patients at clinical sites in the US and Canada. The clinical trial is expected to enroll approximately 42 patients at multiple medical institutions in a standard 3+3 trial design with an approximate 12 additional patients enrolled in a dose expansion cohort at the recommended Phase 2 dose level. The Company is working with clinicals sites so patients can be enrolled ensuring compliance with COVID-19 risk management guidance as provided by FDA (see “Risk Factors - Risks Relating to COVID-19” in this Annual Report on Form 10-K). Learnings from the Phase I clinical trial of EPI-506 have been incorporated into the design and conduct of the Phase I study. The Company has included in the study design, for example, extensive biological characterization of the patients entered into the trial. Depending on the results of the Phase 1 study, a Phase II single arm clinical trial evaluating the activity of EPI-7386 single agent in a larger group of biologically-characterized mCRPC patients might be conducted.

In October 2021 the company disclosed the development of a collaboration with Caris Life Sciences, involving the incorporation of Caris’ newly developed cNAS (“circulating nucleic acid sequencing”) assay in the characterization of patients receiving EPI-7386. The Company believes that the characterization of real time individual patient biology will contribute significantly to the understanding the extent to which individual patient’s tumors are still AR driven and what mechanisms of resistance exist.

Early Conduct of a Combination Phase I/II Clinical Trial

Given the evolution of prostate cancer therapeutics towards combination therapy strategies from the earlier stages of the disease, the biological rationale for combining NTD and LBD inhibitors, and compelling early in vitro and preclinical animal model results, the Company intends to perform combination studies of EPI-7386 with current generation antiandrogens. Since these combination studies will involve earlier lines of therapy, they will commence only after sufficient experience with safety, tolerability and efficacy has been accumulated with single agent EPI-7386 therapy in patients with metastatic disease resistant to standard of care treatments. Under the collaboration agreement with Janssen, Janssen will pay for and conduct two trials with EPI-7386 and each of their antiandrogens, apalutamide and abiraterone acetate, and ESSA will provide the clinical trial material of EPI-7386. Under the collaboration with Astellas, ESSA will pay for and conduct a trial with EPI-7386 and enzalutamide, with Astellas providing enzalutamide, and under the collaboration with Bayer, Bayer will pay for and conduct a clinical trial with EPI-7386 and darolutamide, with ESSA providing the clinical trial material EPI-7386.

Once the RP2D for each drug has been established, Phase 2 of the study will commence. Phase 2 is a two-arm, randomized (2:1), open-label study and is expected to enroll 120 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. The goal of the Phase 2 of the study is to evaluate the safety, tolerability and antitumor activity of EPI-7386 in combination with a fixed dose of enzalutamide compared with enzalutamide as a single agent.  The combination studies being run by Janssen and Bayer are anticipated to begin in early 2022, at the discretion of those firms.

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

In this market, ESSA believes that its competitive position is strong because its product candidate, if successful, involves a mechanistically unique, differentiated approach to prostate cancer involving the therapeutic modality that has been shown to make the biggest difference to the survival of recurrent prostate cancer patients: blocking AR activation. Since Anitens have been shown to directly bind to AR-NTD and prevent AR-mediated transcription, they have the potential to bypass the AR-dependent resistance pathways (discussed above) that may develop as a result of treatment with current hormone-related therapies that target the AR LBD. If successful, ESSA believes this could represent a significant step forward in the treatment of prostate cancer. To ESSA’s knowledge, no other antagonist to the AR-NTD is currently undergoing clinical trials for prostate cancer or any other indication. Other approaches to interfering with AR signaling include strategies to degrade the AR such as that being pursued by Arvinas, Inc.

Patents and Proprietary Rights

License Agreement with UBC and the BCCA

ESSA has in-licensed intellectual property embodied in issued patents, pending patents applications and know-how relating to compounds that modulate AR activity. ESSA refers to these intellectual property rights as the “Licensed IP.”

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

The Licensors may terminate the License Agreement upon ESSA’s insolvency, or the License Agreement may be terminated by either party for certain material breaches by the other party. ESSA has already spent more than C$5,000,000 in connection with the commercialization of products relating directly to the Licensed IP, as required under the License Agreement. ESSA is required to allocate reasonable time to the development and commercialization of the Licensed IP and to use reasonable efforts to promote, market and sell products covered by the Licensed IP. The terms of the License Agreement required ESSA to issue to the Licensors, 1,000,034 pre-Consolidation common shares, in lieu of payment of an initial license fee. If ESSA develops products covered by the Licensed IP in the future, it will be required to pay certain development and regulatory milestone payments up to an aggregate of C$2.4 million for the first drug product developed under the license and up to an aggregate of C$510,000 for each subsequent product. ESSA must also pay the Licensors low single-digit royalties based on aggregate worldwide net sales of products covered by the Licensed IP and a percentage of sublicensing revenue in the low teens.. The License Agreement will expire on the later of 20 years after the date of the License Agreement or the expiry of the last issued patent included in the Licensed IP.

ESSA’s Intellectual Property Strategy

Both ESSA and the broader pharmaceutical industry attach significant importance to patents for the protection of new technologies, products and processes. Accordingly, ESSA’s success depends, in part, on its ability to obtain patents or rights thereto, to protect commercial secrets and carry on activities without infringing the rights of third parties. See “Risk Factors” in this Annual Report on Form 10-K. Where appropriate, and consistent with management’s objectives, ESSA will continue to seek patents in relation to components or concepts of its technology that it perceives to be important.

Patent Applications

ESSA has licensed certain patent rights, with respect to some of its compounds that modulate AR activity, from the Licensors, jointly. ESSA has the right to acquire ownership of the licensed patents and patent applications upon specified payment to the Licensors, and providing that payments required under the License Agreement continue to be made.

As of November 1, 2021, ESSA owns rights to 47 issued patents worldwide, including 12 issued U.S. patents, that are in force and cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues. As of November 1, 2021, 4 of these issued patents cover the EPI-7386 compound, and are expected to provide protection between 2036 to 2039.

ESSA currently has 16 pending and maintained patent families which cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues, that provide a strong and defensive intellectual property portfolio.

Regulatory Environment

The production and manufacture of ESSA’s product candidate and potential future product candidates and its R&D activities are subject to regulation for safety, efficacy, quality and ethics by various governmental authorities around the world. In the United States, drugs and biological products are subject to regulation by the FDA. In Canada, these activities are regulated by the Food and Drugs Act and the rules and regulations thereunder, which are enforced by the TPD. Drug approval laws require registration of manufacturing facilities, carefully controlled research and testing of product candidates, government review and approval of experimental results prior to giving approval to sell drug products. Regulators also require that rigorous and specific standards such as cGMP, good laboratory practices (“GLP”) and current good clinical practices (“GCP”) are followed in the manufacture, testing and clinical development respectively of any drug product. See “Risk Factors” in this Annual Report on Form 10-K.

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

Drug Products Development Process

An applicant seeking approval to market and distribute a new drug product in the United States must typically undertake the following:

●	completion of extensive nonclinical, sometimes referred to as preclinical laboratory tests, and preclinical animal trials in compliance with applicable requirements for the humane use of laboratory animals and formulation studies, including GLPs;
●	submission to the FDA of an IND, which must take effect before human clinical trials may begin;
●	approval by an institutional review board (“IRB”), representing each clinical site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials according to the FDA’s regulations commonly referred to as GCP regulations and any additional requirements for the protection of human research subjects and their health information, to establish the safety and efficacy of the proposed drug product for its intended use;
●	preparation and submission to the FDA of a New Drug Application (“NDA”);
●	review of the product by an FDA advisory committee, where appropriate or if applicable;
●	satisfactory completion of one or more FDA inspections of the manufacturing facility or facilities at which the product, or components thereof, are produced to assess compliance with cGMP requirements and to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	payment of user fees and securing FDA approval of the NDA; and

●	compliance with any post-approval requirements, including Risk Evaluation and Mitigation Strategies (“REMS”) and post-approval studies required by the FDA.

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

Government Regulation Outside of the United States and Canada

In addition to regulations in the United States, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products.

Whether or not we obtain FDA approval for a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.

The requirements and process governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Human Capital Resources

As of the date of this Annual Report, ESSA has a total of approximately 30 employees and consultants on a full-time or part-time basis. ESSA has in the past, and may in the future, retain additional expert consultants on an ad-hoc basis if required in connection with the Company’s development program.

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

Since July 9, 2015, the Company’s Common Shares have traded on the Nasdaq under the symbol “EPIX.” The Company’s Common Shares traded under the symbol “EPI” on the Toronto Stock Exchange (the “TSX”) from July 28, 2015 until November 24, 2017. On November 27, 2017, the Company delisted its Common Shares from the TSX and began trading on the TSX-V under the same symbol, “EPI.” On October 26, 2020, the Company announced its decision to voluntarily delist its Common Shares from the TSX-V.

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

Additionally, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the CSA may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com. Our annual report on Form 10-K from the year ended September 30, 2020, which includes a full discussion of the general development of our business, can be found at https://sec.report/Document/0001558370-20-014403/.

Item 1A.	Risk Factors

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all the risks  that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety, together with our other filings with the SEC, for additional information regarding the material factors that make an investment in our securities speculative or risky, and before making an investment decision regarding our common shares. These risks and uncertainties include, but are not limited to, the following:

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

Risks Relating to COVID-19

The COVID-19 pandemic has had a broad adverse impact on the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. In March 2020, the Company made the decision to transition employees to primarily remote working arrangements.   This continues to the present, but the Company has taken steps to maintain internal communication, and operations have thus far continued on schedule and with minimal interruption. In particular, the Company has been able to continue to move towards activating initial clinical trial sites; with patients being dosed, and with additional patients in screening. Although COVID-19 has not yet had any material adverse impact on our business, operations or financial condition, there can be no assurances that it will not have an impact on our business, operations or financial condition going forward. The potential still remains that we may experience future delays with third party vendor operations, including foreign and domestic supply chains, or delays in clinical trial activities.

While the Company will continue to work to minimize any emerging complications, the extent to which COVID-19 may cause more significant disruptions to our business and operations will depend on future developments, which are highly uncertain and cannot be definitively predicted. These uncertainties include the duration of the pandemic (including future potential waves or cycles), travel restrictions and social distancing measures, and the effectiveness of actions taken to contain and treat the disease and to address its impact, including its impact on global financial markets. A lack of coordinated response on risk mitigation and vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. For example, with the increased availability of vaccines in North America and certain countries around the world, the rate of additional COVID-19 infections and hospitalizations has declined in certain locations, resulting in relaxed restrictions and a general reopening of the economy and travel across many jurisdictions. While these developments are promising, reduced vaccine availability or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which could be further complicated by the emergence of more virulent or infectious variants of the virus.

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

Although any future product candidates will undergo safety testing, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of ESSA’s product candidate and potential future product candidates could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. The results of any future clinical trials may show that the product candidate (s) cause undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims.

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

Sales and marketing of pharmaceutical products are subject to extensive federal and state or other laws governing on -label and off-label advertising, scientific/educational grants, gifts, consulting and pricing and are also subject to consumer protection and unfair competition laws. Compliance with these extensive regulatory requirements will require training and monitoring of any future sales force, which will impose a substantial cost on ESSA and ESSA’s collaborators. To the extent any future ESSA products are marketed by collaborators, ESSA’s ability to ensure their compliance with applicable regulations will be limited.

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

ESSA may experience delays in any future preclinical studies or clinical trials, and ESSA does not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement of these planned clinical trials could be substantially delayed or prevented by several factors, including:

●	discussions with the FDA or other regulatory agencies regarding the scope or design of ESSA’s clinical trials;
●	the limited number of, and competition for, suitable sites to conduct ESSA’s clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as ESSA’s product candidates;
●	any delay or failure to obtain regulatory approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
●	inability to obtain sufficient funds required for a clinical trial;

●	clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
●	delay or failure to manufacture sufficient supplies of the product candidate for ESSA’s clinical trials;
●	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs; and
●	delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site.

The completion of ESSA’s clinical trials, once started, could also be substantially delayed or prevented by several factors, including:

●	slower than expected rates of patient recruitment and enrollment;
●	failure of patients to complete the clinical trial;
●	the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;
●	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including possible deaths;
●	lack of efficacy during clinical trials;
●	termination of ESSA’s clinical trials by one or more clinical trial sites;
●	inability or unwillingness of patients or clinical investigators to follow ESSA’s clinical trial protocols;
●	inability to monitor patients adequately during or after treatment by ESSA and/or ESSA’s CROs;
●	ESSA’s CROs or clinical study sites failing to comply with regulatory requirements or meet their contractual obligations to ESSA in a timely manner, or at all, deviating from the protocol or dropping out of a study;
●	the inability to produce or obtain sufficient quantities of the product candidate to complete clinical studies;
●	the inability to scale up manufacture of the product candidate into a commercially acceptable formulation at reasonable cost;
●	the inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial; and
●	the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing.

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

ESSA relies on third parties to conduct its preclinical studies and clinical trials, and has entered into collaboration agreements with companies related to combination studies, in addition to the combination study the Company controls. If these third parties do not successfully carry out their contractual duties, fail to meet expected deadlines, or if unfavorable results related to combination studies are announced, this could have a negative impact on ESSA’s reputation and substantially harm ESSA’s business because it may not be able to obtain regulatory approval for or commercialize product candidates in a timely manner or at all.

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

ESSA has ongoing combination studies with Astellas and Pfizer, Janssen, and Bayer, not all of which are under ESSA’s control. These combination studies involve additional risks due to their reliance on circumstances outside of ESSA’s control, such as those relating to the availability and marketability of the third-party product in the study. In addition, because we have established collaborations with leading biotechnology and pharmaceutical companies, we may be subject to greater reputational risk depending on the outcomes of the combination studies conducted through these collaborations.

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

Further, the FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In response to the global COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most domestic and foreign inspections of manufacturing facilities, and regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. Although the FDA resumed domestic on-site inspections in July 2021, inspections are being scheduled based upon each state’s phase of reopening and the current intensity and risk of COVID-19 infections in a geographic region, and foreign inspections have not resumed. This or other decreases in FDA inspection or regulatory activity could delay regulatory approval of our product candidates. Changes to the FDA’s policies and regulations may also impact our product candidates. For example, in December 2016, the 21st Century Cures Act (“Cures Act”) was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability. In addition, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (“Right to Try Act”) was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. ESSA cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on its product candidates, if any, may be.

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

The Company was subject to the restrictions and conditions of the CPRIT Agreement for a period of time after receipt of the last grant payment. Failure to have complied with the CPRIT Agreement may materially and adversely affect ESSA’s financial condition.

ESSA relied on the CPRIT Grant to fund a portion of its preclinical and Phase 1 clinical development costs of clinical candidate EPI-506, which ceased development in September 2017. The total of the CPRIT Grant was US$12 million. The CPRIT Grant was subject to various requirements, including ESSA’s compliance with the scope of work outlined in the CPRIT Agreement.  If ESSA was found not to have complied with the terms of the CPRIT Agreement, or found to have used any grant proceeds for purposes other than intended, or found to have failed to maintain the required level of operations in the State of Texas for three years following the final payment of grant funds, CPRIT could determine that ESSA was in default of its obligations under the CPRIT Agreement and could, among other things, seek reimbursement of all proceeds of the CPRIT Grant received by ESSA. ESSA received and responded to a request in October 2018 for information from CPRIT regarding the nature and extent of the Company’s operations in Texas. Although the Company believes it has at all times acted in compliance with the CPRIT Agreement and believes its response to CPRIT’s request for information was satisfactory, there can be no assurance that CPRIT will agree with ESSA’s determination. If ESSA is found to be in default under the CPRIT Agreement and such default is not waived by CPRIT, the Company could be required to reimburse a portion or all of the CPRIT Grant. Being required to reimburse a portion or all of the CPRIT Grant would impact ESSA’s ongoing operations, which could materially and adversely affect its financial condition and results of operations.

The Company has incurred significant losses in every quarter since its inception and anticipates that it will continue to incur significant losses in the future and may never generate profits from operations or maintain profitability.

ESSA is a clinical stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. ESSA does not have any products approved by regulatory authorities for marketing or commercial sale and has not generated any revenue from product sales, or otherwise, to date. Furthermore, ESSA continues to incur significant research, development and other expenses related to its ongoing operations. As a result, ESSA is not profitable and has incurred losses in every reporting period since inception in 2009. For the years ended September 30, 2021 and September 30, 2020, ESSA reported net losses of $36,805,461 and $23,445,370, respectively. As of September 30, 2021, ESSA had an accumulated deficit since inception of $117,775,765.

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

Risks Related to ESSA’s Business and Industry

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

In many of the markets ESSA hopes to sell future products in, successful commercialization of any product candidate will depend, in part, on the extent to which coverage and reimbursement for such product candidates and related treatments will be available from government healthcare programs, private health insurers, managed care plans and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which medications they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own reimbursement policies. However, no uniform policy for coverage and reimbursement for products exists among third -party payors in the United States.

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

Many of the companies developing competing technologies and products in ESSA’s field have significantly greater financial resources and expertise in discovery, R&D, manufacturing, preclinical studies and clinical testing, obtaining regulatory approvals and marketing than ESSA does. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to

ESSA’s. There is a risk that one or more of ESSA’s competitors may develop more effective or more affordable products and that such competitors will commercialize products that will render its product candidates obsolete. ESSA faces competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent positions of others. In addition, these companies and institutions also compete with ESSA in recruiting and retaining qualified personnel, and in seeking and entering into new strategic partnerships. If the Company is not able to compete effectively against its current and future competitors, its business will not grow and its financial condition and operations will suffer materially adverse effects.

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

In addition, by the time any products are ready to be commercialized, what ESSA believes to be the market for these products may have changed. The Company’s estimates of the number of patients who have received or might have been candidates to use a specific product may not accurately reflect the true market or market prices for such products or the extent to which such products, if successfully developed, will actually be used by patients. If ESSA’s projections are inaccurate, the market opportunities for any of its product candidates could be significantly diminished. ESSA’s failure to successfully introduce and market its products that are under development would have a material adverse effect on its business, financial condition and results of operations.

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

Effective September 30, 2021, ESSA no longer qualifies as an “an emerging growth company” and the reduced disclosure requirements applicable to emerging growth companies no longer apply, which will increase the Company’s costs and demands on management.

As a result of ESSA’s public float (the market value of the Company’s Common Shares held by non-affiliates) as of March 31, 2021, ESSA becomes a large accelerated filer as of September 30, 2021 and therefore no longer qualifies as an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”).

As an emerging growth company and a smaller reporting company, ESSA has had the option to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, reduced disclosure obligations regarding executive compensation in the Company’s periodic reports and proxy statements and exemptions related to certain “Say-on-Pay” rules under Section 14A of the Exchange Act, including requirements to hold a nonbinding advisory vote on named executive officer compensation, the frequency of such votes and arrangements with named executive officers regarding compensation based on or related to an acquisition, merger, or similar transaction.

Further, as an emerging growth company, ESSA has not been subject to Section 404(b) of the Sarbanes Oxley Act (“Section 404”), which requires that the Company’s independent registered public accounting firm provide an attestation report of the Company’s internal controls over financial reporting. Preparing such attestation report and the cost of compliance with reporting requirements that ESSA has not previously implemented will increase ESSA’s expenses and require significant management time. Investors may find the Company’s Common Shares less attractive because of the additional compliance costs. In addition, even if the Company’s management concludes that the Company’s internal control over financial reporting is effective, ESSA’s independent registered public accounting firm may conclude that there are material weaknesses or significant deficiencies with respect to the Company’s internal controls or the level at which the Company’s internal controls are documented, designed, implemented or reviewed. Undetected material weaknesses in ESSA’s internal controls could lead to financial statement restatements and require the Company to incur the expense of remediation. Inferior internal controls could also cause investors to lose confidence in ESSA’s reported financial information, which could have a negative effect on the trading price of the Company’s Common Shares.

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

ESSA believes it was classified as a PFIC for the taxable year ending September 30, 2021, and believes it may be classified as a PFIC for the current taxable year and in future taxable years. However, the determination as to whether ESSA is a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. If ESSA is a PFIC for any taxable year during which a U.S. Holder (as defined under “United States Federal Income Tax Considerations”) holds the Common Shares, it would likely result in adverse U.S. federal income tax consequences for such U.S. Holder. U.S. Holders should carefully read “United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules” for more information and consult their own tax advisors regarding the consequences of ESSA being treated as a PFIC for U.S. federal income tax purposes, including the advisability of making a qualified electing fund (“QEF”) election (including a protective election), which may mitigate certain possible adverse U.S. federal income tax consequences but may result in an inclusion in gross income without receipt of such income.

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

The market price of ESSA’s Common Shares may be highly volatile and could be subject to wide fluctuations. In addition, the trading volume in the Common Shares may fluctuate and cause significant price variations to occur as demonstrated by ESSA’s share price’s low on the Nasdaq was $5.40 and high was $36.00 during the fiscal year. The market price of the Common Shares may fluctuate or decline significantly in the future. Some of the factors that could negatively affect ESSA’s share price or result in fluctuations in the price or trading volume of the Common Shares include:

●	quarterly variations in operating results;
●	operating results that vary from the expectations of securities analysts and investors;
●	change in valuations;
●	changes in ESSA’s operations;
●	expenses ESSA incurs related to future research;
●	regulatory approvals;
●	fluctuations in the demand for ESSA’s product candidates;
●	changes in the industry in which ESSA operates;
●	announcements by ESSA or other companies of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments, plans, prospects, service offerings or operating results;
●	results of clinical studies of our product candidates, including our combination studies, or those of our competitors;
●	additions or departures of key personnel;
●	future sales of ESSA’s securities;
●	trading of ESSA’s securities by a large shareholder;
●	other risk factors discussed herein; and
●	other unforeseen events.

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

Additionally, as of September 30, 2021, there are 2,920,000 pre-funded warrants outstanding, which are exercisable into Common Shares at a nominal exercise price. If holders of these pre-funded warrants exercise these securities, existing shareholders will suffer dilution to their voting power and the Company may experience dilution in its earnings per share, as well as a negative impact on its share price.

An active trading market for the Common Shares may not be sustained.

Although ESSA has listed the Common Shares on the Nasdaq, an active trading market for the Common Shares may not be sustained. If an active trading market for the Common Shares is not maintained, the liquidity of the Common Shares and the prices that may be obtained for the Common Shares will be adversely affected. As of September 30, 2021, ESSA’s public float, which is defined as Common Shares outstanding minus Common Shares held by officers, directors, or beneficial holders of greater than 10% of ESSA’s outstanding Common Shares, represented approximately 84.39% of ESSA’s outstanding Common Shares. In addition, the Company is aware of a number of significant shareholders, defined as a holding greater than 5%, who have participated in recent financings. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling ESSA’s Common Shares may adversely affect the price of the Common Shares. Historically, securities similar to ESSA’s Common Shares have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance and could result in rapid and substantial losses for shareholders.

General Risk Factors

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

Pursuant to Section 404(a) of the Sarbanes-Oxley Act and the related rules of the SEC, ESSA’s management is required to, among other things, assess annually the effectiveness of its internal control over financial reporting and certify that it has established effective disclosure controls and procedures and internal controls over financial reporting for the period ended September 30, 2021.

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

Provisions in ESSA's corporate charter documents and Canadian law could make an acquisition of the Company, which may be beneficial to ESSA's shareholders, more difficult and may prevent attempts by the shareholders to replace or remove ESSA's current management and/or limit the market price of the Common Shares.

Provisions in ESSA's articles, as well as certain provisions under the Business Corporations Act (British Columbia) may discourage, delay or prevent a merger, acquisition or other change in control of ESSA that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their Common Shares. These provisions could also limit the price that investors might be willing to pay in the future for ESSA’s Common Shares, thereby depressing the market price of ESSA’s Common Shares. In addition, because the Board is responsible for appointing the members of the Company's management team, these provisions may frustrate or prevent any attempts by ESSA's shareholders to replace or remove current management by making it more difficult for shareholders to replace members of the Board. Among other things, these provisions include the following:

●	shareholders cannot amend ESSA's articles unless such amendment is approved by shareholders holding at least two-thirds of the votes cast on the proposal;
●	the Board may, without shareholder approval, issue preferred shares having any terms, conditions, rights, preferences and privileges as the Board may determine; and
●	shareholders must give advance notice to nominate directors.

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

Item 1B.     Unresolved Staff Comments

None.

Item 2.     Properties

Our headquarters are located in Vancouver, British Columbia, where we rent office space on a short-term lease. Our U.S. offices are located in Houston, Texas and South San Francisco, California. On April 23, 2021, we renewed a lease agreement for the Houston office effective August 1, 2021 through July 31, 2023 with an option to renew for an additional two years. In March 2018, we entered into a lease for the South San Francisco office that expired on March 31, 2021 and which we have extended to May 31, 2024.

We believe that our existing facilities are adequate for our immediate needs and can accommodate our anticipated growth. We believe that, should it be needed, additional space can be leased to accommodate any future growth.

Item 3.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2021, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

	Nasdaq		TSX-V
	High	Low	High	Low

	US$		C$
Quarter Ended
September 30, 2021	30.26	7.42	-	-
June 30, 2021	36.00	23.30	-	-
March 31, 2021	32.69	11.27	-	-
December 31, 2020	12.49	5.40	-	-
September 30, 2020	8.31	7.48	11.34	7.52
June 30, 2020	6.29	3.60	8.50	5.36
March 31, 2020	5.94	5.70	7.60	4.00
December 31, 2019	6.14	3.00	8.45	4.04

On November 18, 2021, the last reported sale price of our Common Shares on the Nasdaq was $13.03 per share.

Holders

As at November 18, 2021, we had 43,984,346 shareholders of record holding our Common Shares, of which 40,313,998 were U.S. shareholders. A substantially greater number of holders of ESSA’s Common Shares are “street name” or beneficial holders whose shares of record are held by banks, brokers, and other financial institutions.

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

Provided Common Shares are listed on a “designated stock exchange,” as defined in the Tax Act (which currently includes the Nasdaq), at the time of disposition, the Common Shares generally will not constitute taxable Canadian property of a Holder at that time, unless at any time during the 60-month period immediately preceding the disposition the following two conditions are met concurrently:

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

The determination as to whether a foreign corporation is a PFIC is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations, and the determination will depend on the composition of the income, expenses and assets of the foreign corporation from time to time and the nature of the activities performed by its officers and employees. ESSA believes that it was classified as a PFIC for the taxable year ending September 30, 2021, and ESSA believes that it may be classified as a PFIC for the current taxable year and in future taxable years. However, our actual PFIC status for the current or any future taxable year is uncertain and cannot be determined until after the end of such taxable year.

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

Performance Graph

The following performance graph illustrates a comparison of the total cumulative shareholder return on the Common Shares from September 30, 2016 to September 30, 2021, to three indices: the S&P 500, the Dow Jones Industrial Average and the Nasdaq Composite. The graph assumes an initial investment of $100 on September 30, 2016, and, where applicable, includes the reinvestment of dividends.

The comparisons in the graph above are not intended to forecast or be indicative of possible future performance of the Common Shares.

Recent Sales of Unregistered Securities

None.

Issuer Repurchases of Equity Securities

None.

Item 6.     [Reserved.]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward -looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. Throughout this discussion, unless the context specifies or implies otherwise, the terms “ESSA,” “the Company,” “we,” “us,” and “our” refer to ESSA Pharma Inc. and its subsidiaries. For a discussion regarding our financial condition and results of operations for fiscal 2020 as compared to fiscal 2019 see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2020, filed with the SEC on December 15, 2020.

Overview

ESSA is a clinical stage pharmaceutical company, focused on developing novel and proprietary therapies for the treatment of prostate cancer with an initial focus on patients whose disease is progressing despite treatment with current standard of care therapies, including second-generation antiandrogen drugs such as abiraterone, enzalutamide, apalutamide, and darolutamide. The Company believes its latest series of investigational compounds, including its product candidate EPI 7386, have the potential to significantly expand the interval of time in which patients with castration-resistant prostate cancer (“CRPC”) can benefit from anti-hormone-based therapies. Specifically, the compounds are designed to disrupt the androgen receptor (“AR”) signaling pathway, the primary pathway that drives prostate cancer growth and prevent AR activation through selective binding to the N-terminal domain (“NTD”) of the AR. In this respect, the Company’s compounds are designed to differ from classical non-steroid antiandrogens. These antiandrogens interfere either with androgen synthesis (i.e. abiraterone), or with the binding of androgens to the ligand-binding domain (“LBD”), located at the opposite end of the receptor from the NTD (i.e. “lutamides”). A functional NTD is essential for activation of the AR; blocking the NTD inhibits AR-driven transcription and therefore androgen-driven biology.

General Development of the Business

Significant Business Developments for the Year Ended September 30, 2021

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

On January 13, 2021, the Company announced a clinical collaboration with Janssen to evaluate EPI-7386 combination for patients with metastatic castration-resistant prostate cancer. Under the terms of the agreement, Janssen may sponsor and conduct up to two Phase 1/2 studies evaluating the safety, tolerability and preliminary efficacy of the combination of EPI-7386 and apalutamide as well as the combination of EPI-7386 with abiraterone acetate plus prednisone in patients with mCRPC who have failed a current second-generation antiandrogen therapy. Janssen will assume all costs associated with the studies, other than the manufacturing costs associated with the clinical drug supply of EPI-7386. The parties will form a joint oversight committee for the clinical studies, which are planned to start in late 2021 or early 2022. ESSA will retain all rights to EPI-7386.

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

On March 26, 2021, Dr. Ari Brettman, nominee of Clarus Lifesciences III, L.P., resigned from the board of directors.

On April 1, 2021, the Company extended the lease for the South San Francisco office to May 31, 2024.

On April 10, 2021, at the 2021 American Association of Cancer Research (AACR) Annual Meeting, the Company presented an e-poster presentation titled, “Comprehensive in vitro characterization of the mechanism of action of EPI-7386, an androgen receptor N-terminal inhibitor.” The poster is available on the Company website.

On April 23, 2021, the Company renewed a lease agreement for the Houston office effective August 1, 2021 through July 31, 2023 with an option to renew for an additional two years.

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

Financing and Capital

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

ESSA has never been profitable and has incurred net losses since inception. ESSA’s net losses were $36,805,461 and $23,445,370 and $12,756,832 for the years ended September 30, 2021, 2020 and 2019, respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations

The following table sets forth ESSA’s consolidated statements of financial position and consolidated statements of loss and comprehensive loss as at and for the fiscal years ended September 30, 2021, 2020 and 2019:

(US$)	Year Ended	Year Ended	Year Ended
Income Statement Data	September 30, 2021	September 30, 2020	September 30, 2019
Revenue	—	—	—
Research and development, net of recoveries	24,258,989	12,145,968	6,696,234
Financing costs	22,220	618,109	602,744
General and administration, net of recoveries	12,884,581	11,373,952	5,455,189
Total operating expenses	(37,165,790)	(24,138,029)	(12,754,167)
Loss before income taxes	(36,839,810)	(23,734,017)	(12,718,912)
Net loss, net of income tax	(36,805,461)	(23,445,370)	(12,756,832)
Balance Sheet Data
Cash	137,825,024	56,320,763	53,322,723
Prepaids and other current assets	59,773,053	23,921,003	976,285
Deposits	259,455	277,637	274,085
Right of use asset	308,286	55,162	—
Total assets	198,165,818	80,574,565	54,573,093
Accounts payable and accrued liabilities	3,808,944	1,144,230	1,565,789
Income tax payable	—	—	300,000
Lease liabilities, current	120,719	59,094	—
Long-term debt	210,251	—	3,708,955
Derivative liabilities	20,352	127,376	16,520
Shareholders’ equity	194,005,552	79,243,865	48,981,829
Total liabilities and shareholders’ equity	198,165,818	80,574,565	54,573,093

Results of Operations for the Fiscal Years Ended September 30, 2021 and 2020

There was no revenue in any of the fiscal years as reported. The Company incurred a comprehensive loss of $36,805,461 for the year ended September 30, 2021 compared to a comprehensive loss of $23,445,370 for the year ended September 30, 2020. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

R&D expense included the following major expenses by nature:

	Year ended
	September 30, 2021	September 30, 2020
Clinical	$4,597,114	$1,689,143
Consulting	596,271	512,790
Legal patents and license fees	1,051,379	755,867
CMC	6,867,397	2,898,911
Other	116,537	72,275
Preclinical and data analysis	4,760,269	2,823,117
Research grants and administration	157,080	153,379
Royalties	66,759	65,186
Salaries and benefits	1,731,852	1,264,855
Share-based payments	3,643,382	1,878,372
Travel and other	441,748	32,073
Impairment of CPRIT receivable	229,201	-
Total	$24,258,989	$12,145,968

The overall R&D expense for the year ended September 30, 2021 was $24,258,989 compared to $12,145,968 for the year ended September 30, 2020 and includes non-cash expense related to share-based payments expense of $3,643,382 (2020 - $1,878,372). R&D expense in 2021 reflects the ongoing clinical trial of EPI-7386 and in 2020 was incurred primarily in preclinical research with work directed to the completion of the IND filing in March 2020 and chemistry and manufacturing cost in preparation for the Phase 1 study.

The share-based payments expense of $3,643,382 (2020 - $1,878,372), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management personnel and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Clinical costs of $4,597,114 (2020 - $1,689,143) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the Phase 1 clinical trial of EPI-7386. In the prior period, the costs related to clinical consulting work in preparation and completion of the IND and CTA filings and preparation for the Phase 1 clinical trial of EPI-7386 which began in July 2020.

Preclinical costs of $4,760,269 (2020 - $2,823,117) were incurred in the identification of the lead compound EPI-7386 in 2019 and the subsequent filing of the IND in 2020. In the current year, the amount includes pharmacokinetic data analysis on data from the clinical trial related to the Phase I study.

CMC costs of $6,867,397 (2020 - $2,898,911) for the year ended September 30, 2021 includes amount for cGMP manufacturing of EPI 7386 drug supply to support the ongoing clinical trial as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of EPI-7386.

Consulting costs increased to $596,271 (2020 - $512,790) for the year ended September 30, 2021 primarily resulting from contract project management services. In the comparative period, costs were related to consulting fees for scientific advisors in connection with candidate selection and preparation of the IND filing, including contract project management services.

Salaries and benefits, related to preclinical and clinical staff, have increased to $1,731,852 (2020 - $1,264,855) as a result of an increased number of preclinical and clinical staff involved in the development of the Company’s next-generation Aniten compounds.

Legal patents and license fees were increased to $1,051,379 (2020 - $755,867). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Year ended	Year ended
	September 30, 2021	September 30, 2020
Amortization	$109,464	$110,324
Consulting and subcontractor fees	218,262	135,181
Director fees	355,805	377,000
Insurance	943,848	594,170
Investor relations	646,058	344,233
Office, insurance, IT and communications	342,026	313,922
Professional fees	1,228,456	919,335
Regulatory fees and transfer agent	110,553	159,744
Rent	45,418	59,747
Salaries and benefits	3,036,894	2,619,120
Share-based payments	5,832,731	5,644,235
Travel and other	15,066	96,941
Total	$12,884,581	$11,373,952

General and administration expenses increased to $12,884,581 for the year ended September 30, 2021 from $11,373,952 in the year ended September 30, 2020 and included non-cash expense related to share-based payments of $5,832,731 (2020 - $5,644,235). This non-cash expense relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Consulting and subcontractor fees of $218,262 (2020 - $135,181) were incurred for administrative and legal support in conjunction with increased corporate activities.

Insurance expense of $943,848 (2020 - $594,170) relates to increased cost of insurance coverage for directors and officers of the Company as a reporting issuer and publicly listed company in the United States, as well as general liability insurance. The Company has realized an increase in premiums which is in line with market trends.

Investor relations expense increased to $646,058 (2020 - $344,233) due to the cost of additional investor communications support engaged in the current year.

Professional fees of $1,228,456 (2020 - $919,335) were incurred for legal and accounting services in conjunction with increased corporate activities. Over the periods presented, the Company prepared for and implemented changes with respect to its transition to a domestic issuer from foreign private issuer, including the transition of financial statements to U.S. GAAP. The Company is now a US domestic issuer and has ongoing costs to support compliance and contracts.

Salaries and benefits expense increased to $3,036,894 (2020 - $2,619,120) reflecting merit related salary adjustment and bonuses paid to employees and additional support staff costs.

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

The overall R&D expense for the year ended September 30, 2020 was $12,145,968 compared to $6,696,234 for the year ended September 30, 2019 and included non-cash expense related to share-based payments expense of $1,878,372 (2019 - $304,786). R&D expense in 2020 and 2019 was incurred primarily in preclinical research and IND-enabling work on the Company’s next-generation Aniten compounds, with expenditures in 2020 reflecting ongoing preclinical work on IND candidate EPI-7386 and the increased expenditure on chemistry and manufacturing of drug product at third party vendors, in anticipation of the Phase 1 clinical trial which commenced with the dosing of the first patient in July 2020.

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

Salaries and benefits, related to preclinical and clinical staff, have increased to $1,264,855 (2019 - $1,012,344) as a result of the increased number of preclinical and clinical staff involved in the development of the Company’s next-generation Aniten compounds, including the appointment of the Company’s Chief Medical Officer in July 2019.

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

Research grants and administration costs were $153,379 (2019 - $254,970) and relate to amounts payable pursuant to collaborative research agreements with the BCCA and UBC. The amounts incurred vary in relation to the timing of milestone payments pursuant to such agreements.

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

General and administration expenses increased to $11,373,952 for the year ended September 30, 2020 from $5,455,189 in the year ended September 30, 2019 and included non-cash expense related to share-based payments of $5,644,235 (2019 - $841,921). This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Director fees of $377,000 (2019 - $252,000) were incurred for remuneration paid to directors for attendance at meetings and participation in various committees during the period. On July 31, 2019, in connection with the Realm Acquisition, the Company appointed three additional members to the board of directors who receive compensation as directors and members of board committees, which resulted in increased fees in 2020.

Salaries and benefits expense of $2,619,120 (2019 - $2,072,746) in 2020 reflects merit related salary adjustment and bonuses paid to employees and additional support staff costs.

Insurance expense of $594,170 (2019 - $471,852) relates to the increased cost of insurance coverage for directors and officers of the Company as a reporting issuer and publicly listed company in the United States, as well as general liability insurance. The Company has realized an increase in premiums which is in line with market trends.

Professional fees of $869,012 (2019 - $675,412) were incurred for legal and accounting services in conjunction with increased corporate activities compared to activities in 2019. Specifically, in the current year, the Company incurred costs to implement an at-the-market equity offering facility. The Company also prepared for, and implemented changes with respect to its transition to a domestic issuer from foreign private issuer, including the transition of financial statements to US GAAP.

Rent expense of $59,747 (2019 - $192,479) decreased relative to the previous period as a consequence of adopting new lease standards for accounting. Rent expense previously incurred on the South San Francisco office is now classified as a lease payment. Concurrently, the Company recognized amortization of $110,324 (2019 - $Nil) for the related operating lease right-of-use asset.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As at September 30, 2021, the Company had working capital of $193,668,414 (2020 - $79,093,604). Operational activities during the year ended September 30, 2021 were financed mainly by proceeds from the July 2020 Financing and February 2021 Financing. At September 30, 2021, the Company had available cash reserves and short-term investments of $194,927,183 (2020 - $78,332,100) to settle current liabilities of $3,929,663 (2020 - $1,203,324). At September 30, 2021, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

We are exposed to market risks in the ordinary course of our business that may affect our results of operations, cash flows and fair values of assets and liabilities, including interest rate movements, volatility in foreign currency exchange rates, and changes in economic conditions as a result of the COVID-19 pandemic. The primary market risk inherent in our financial instruments and in our financial position represents the potential loss arising from adverse changes in interest rates and foreign exchange rates.

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our cash and cash equivalents balances and short-term investments which are interest bearing. At September 30, 2021 and September 30, 2020, we had cash reserves and short-term investments of $194,927,183 and $78,332,100 respectively, consisting primarily of funds in cash, cash equivalent and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investment portfolio is primarily composed of short-term investments with maturities up to 12 months. Interest income is not significant to the Company’s projected operational budget and related interest rate fluctuations are not significant to the Company’s risk assessment. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

Foreign Currency Exchange Risk

Our functional currency is the U.S. dollar as most of our operating expenses are denominated in U.S. dollars. We incur certain operating expenses in Canadian dollars and accordingly, are subject to foreign currency transaction risk. We do not use derivative instruments to hedge exposure to foreign currency transaction risk due to the low volume of transactions denominated in Canadian dollars and other foreign currencies. We do not anticipate that foreign currency transaction gains or losses will be significant at our current level of operations.

At September 30, 2021, our net monetary assets denominated in Canadian dollars were $292,346 (C$372,478) and our net monetary liabilities in UK Pound dollars were $4,213 (£3,135) and Euro dollars were $15,523 (€13,363). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $27,261 in our Consolidated Statements of Operations and Comprehensive Loss for the year ended September 30, 2021.

Item 8.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30, 2021, 2020 and 2019

DAVIDSON & COMPANY LLP Chartered Professional Accountants

A member of Nexia International

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Davidson-co.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

ESSA Pharma Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ESSA Pharma Inc. (the “Company”), as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended September 30, 2021, 2020, and 2019, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of ESSA Pharma Inc. as of September 30, 2021 and 2020, and the results of its operations and its cash flows for the three years ended September 30, 2021 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of September 30, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (“COSO”) and our report dated November 18, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We have not identified any critical audit matters for the years ended September 30, 2021, 2020, and 2019.

We have served as the Company’s auditor since 2012.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada Chartered Professional Accountants

November 18, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

ESSA Pharma Inc.

Opinion on the Internal Controls Over Financial Reporting

We have audited ESSA Pharma Inc.’s (the “Company”) internal controls over financial reporting as of September 30, 2021, based on  criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) ( the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s consolidated balance sheets as of September 30, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, changes in shareholders’ equity, and cash flows for the years ended September 30, 2021, 2020, and 2019, and the related notes and our report dated November 18, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in Management’s Report on Internal Control over Financial Reporting of the annual report on Form 10-K dated November 18, 2021. Our responsibility is to express an opinion on the entity’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with International Financial Reporting Standards as issued by the International Accounting Standards Board, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada                                                                                                         Chartered Professional Accountants

November 18, 2021

ESSA PHARMA INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

AS AT SEPTEMBER 30

	2021	2020

ASSETS

Current
Cash and cash equivalents	$137,825,024	$56,320,763
Short-term investments (Note 5)	57,102,159	22,011,337
Receivables	489,012	309,538
Prepaids (Note 6)	2,181,882	1,600,128
Operating lease right-of-use assets (Note 8)	—	55,162

	197,598,077	80,296,928

Deposits	259,455	277,637
Operating lease right-of-use assets (Note 8)	308,286	—

Total assets	$198,165,818	$80,574,565

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 7)	$3,808,944	$1,144,230
Current portion of operating lease liabilities (Note 8)	120,719	59,094

	3,929,663	1,203,324

Derivative liabilities (Note 10)	20,352	127,376
Operating lease liabilities (Note 8)	210,251	—

Total liabilities	4,160,266	1,330,700

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 43,984,346 issued and outstanding (September 30, 2020 – 32,064,411) (Note 11)	277,415,176	131,086,364
Additional paid-in capital (Note 11)	36,442,620	31,204,284
Accumulated other comprehensive loss	(2,076,479)	(2,076,479)
Accumulated deficit	(117,775,765)	(80,970,304)

	194,005,552	79,243,865

Total liabilities and shareholders’ equity	$198,165,818	$80,574,565

Nature of operations (Note 1)

Commitments (Note 17)

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30

	2021	2020	2019

OPERATING EXPENSES
Research and development	$24,258,989	$12,145,968	$6,696,234
Financing costs (Notes 8 and 9)	22,220	618,109	602,744
General and administration	12,884,581	11,373,952	5,455,189

Total operating expenses	(37,165,790)	(24,138,029)	(12,754,167)

Foreign exchange	(16,041)	(44,851)	7,845
Interest income	234,997	559,719	26,251
Derivative liability gain (loss) (Note 10)	107,024	(110,856)	1,159

Loss for the year before taxes	(36,839,810)	(23,734,017)	(12,718,912)

Income tax recovery (expense) (Note 14)	34,349	288,647	(37,920)

Loss and comprehensive loss for the year	$(36,805,461)	$(23,445,370)	$(12,756,832)

Basic and diluted loss per common share	$(0.96)	$(1.04)	$(1.51)

Weighted average number of common shares outstanding – basic and diluted	38,480,378	22,443,893	8,433,441

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30

	2021	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(36,805,461)	$(23,445,370)	$(12,756,832)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	109,464	110,324	—
Accretion of lease liability	9,570	12,992	—
Derivative liability loss	(107,024)	110,856	(1,159)
Income tax recovery	—	(280,000)	—
Interest income	(76,056)	—	—
Finance expense	31,192	211,079	602,744
Unrealized foreign exchange	—	13,059	16,457
Share-based payments	9,476,113	7,522,608	1,146,707

Changes in non-cash working capital items:
Receivables	(157,575)	89,938	(59,665)
Prepaids	(563,572)	(1,262,280)	(179,416)
Accounts payable and accrued liabilities	2,667,738	(46,358)	(1,014,049)
Income tax payable	—	(20,000)	(4,722)

Net cash used in operating activities	(25,415,611)	(16,983,152)	(12,249,935)

CASH FLOWS FROM INVESTING ACTIVITIES
Deposits	—	274,085	201,399
Purchase of short-term investments	(57,026,103)	(22,011,337)	—
Proceeds from short-term investments sold	22,000,000	—	—
Interest from short-term investments	11,337	—	—

Net cash (used in) provided by investing activities	(35,014,766)	(21,737,252)	201,399

CASH FLOWS FROM FINANCING ACTIVITIES
Cash acquired on acquisition of Realm	—	—	22,244,248
Transaction costs on acquisition of Realm	—	(64,804)	(1,860,341)
Termination costs on Realm sublease	—	—	(246,906)
Proceeds on issuance of common shares	149,999,985	48,990,000	36,000,000
Share issuance costs	(9,229,450)	(3,447,954)	(2,362,329)
Options exercised	1,186,833	915	—
Warrants exercised	596	257,172	—
Shares purchased through employee share purchase plan	133,071	80,714	—
Lease payments	(100,282)	(119,384)	—
Loan principal repaid	—	(3,199,799)	(2,808,823)
Loan final payment paid	—	(688,000)	—
Interest and financing costs paid	—	(32,235)	(401,929)

Net cash provided by financing activities	141,990,753	41,776,625	50,563,920

Effect of foreign exchange on cash and cash equivalents	(56,115)	(58,181)	(21,805)
Change in cash and cash equivalents for the year	81,504,261	2,998,040	38,493,579
Cash and cash equivalents, beginning of year	56,320,763	53,322,723	14,829,144

Cash and cash equivalents, end of year	$137,825,024	$56,320,763	$53,322,723

Supplemental Disclosure with respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in United States dollars)

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2018	5,776,098	$40,205,997	$15,573,597	$(2,076,479)	$(44,768,102)	$8,935,013
Acquisition of Realm	6,718,150	20,247,296	—	—	—	20,247,296
Financing	6,080,596	12,161,192	23,838,808	—	—	36,000,000
Share issuance costs	—	(2,826,443)	(1,764,982)	—	—	(4,591,425)
Pre-funded warrants exercised	2,187,530	8,757,066	(8,755,996)	—	—	1,070
Share-based payments	—	—	1,146,707	—	—	1,146,707
Loss for the year	—	—	—	—	(12,756,832)	(12,756,832)

Balance, September 30, 2019	20,762,374	$78,545,108	$30,038,134	$(2,076,479)	$(57,524,934)	$48,981,829
Financing	8,165,000	48,990,000	—	—	—	48,990,000
Share issuance costs	—	(3,136,949)	(7,054)	—	—	(3,144,003)
Warrants exercised	3,120,115	6,549,631	(6,292,459)	—	—	257,172
Options exercised	416	1,648	(733)	—	—	915
Shares issued through employee share purchase plan	16,506	136,926	(56,212)	—	—	80,714
Share-based payments	—	—	7,522,608	—	—	7,522,608
Loss for the year	—	—	—	—	(23,445,370)	(23,445,370)

Balance, September 30, 2020	32,064,411	$131,086,364	$31,204,284	$(2,076,479)	$(80,970,304)	$79,243,865
Financing	5,555,555	149,999,985	—	—	—	149,999,985
Share issuance costs	—	(9,229,450)	—	—	—	(9,229,450)
Warrants exercised	6,024,807	3,254,460	(3,253,864)	—	—	596
Options exercised	323,610	2,105,467	(918,634)	—	—	1,186,833
Shares issued through employee share purchase plan	15,963	198,350	(65,279)	—	—	133,071
Share-based payments	—	—	9,476,113	—	—	9,476,113
Loss for the year	—	—	—	—	(36,805,461)	(36,805,461)

Balance, September 30, 2021	43,984,346	$277,415,176	$36,442,620	$(2,076,479)	$(117,775,765)	$194,005,552

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (the “NTD Technology”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As at September 30, 2021, no products are in commercial production or use.

Acquisition of Realm Therapeutics plc

On July 31, 2019, the Company acquired all of the issued and outstanding shares of Realm Therapeutics plc (“Realm”) pursuant to a Scheme of Arrangement as sanctioned on July 29, 2019 by the High Court of Justice in England and Wales (the “Realm Acquisition”) (Note 4).

2.     BASIS OF PRESENTATION

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

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

Functional Currency

The functional currency of an entity is the currency of the primary economic environment in which the entity operates.

The functional currency of the Company and its subsidiaries have been determined as follows:

	Country of	Effective	Functional
	Incorporation	Interest	Currency

ESSA Pharma Inc.	Canada	—	US Dollar
ESSA Pharmaceuticals Corp.	USA	100%	US Dollar
Realm Therapeutics plc (1)	United Kingdom	100%	Pound Sterling
Realm Therapeutics Inc. (1)	USA	100%	US Dollar
(1)	In the process of liquidation and dissolution as at September 30, 2021.

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

3.     SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in banks and high-interest savings accounts and cash collateral which are recorded at cost, which approximates fair value.

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

Recently accounting pronouncements not yet adopted

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

ASU 2020-10 – Codification Improvements

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The guidance contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the Disclosure Section of the Codification. The guidance also contains Codifications that are varied in nature and may affect the application of the guidance in cases in which the original guidance may have been unclear. For public business entities, the amendments in the ASU are effective for fiscal years beginning after December 15, 2020. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. Early adoption is permitted. We do not expect the adoption of ASU 2020-10 to have a material impact on our consolidated financial statements.

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

6.     PREPAIDS

	September 30,	September 30,
	2021	2020

Prepaid insurance	$1,751,052	$825,014
Prepaid CMC and clinical expenses and deposits	240,513	650,586
Other deposits and prepaid expenses	190,317	124,528

Balance, end of year	$2,181,882	$1,600,128

7.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30,	September 30,
	2021	2020

Accounts payable	$1,425,871	$678,643
Accrued expenses	2,062,441	310,604
Accrued vacation	320,632	154,983

Balance, end of year	$3,808,944	$1,144,230

8.     OPERATING LEASE

The Company’s operating leases included on the balance sheet are as follows:

Operating lease right-of-use asset
Balance, September 30, 2018 and 2019	$—
Addition	165,486
Amortization	(110,324)

Balance, September 30, 2020	$55,162
Addition	362,588
Amortization	(109,464)

Balance, September 30, 2021	$308,286

Operating lease liabilities
Balance, September 30, 2018 and 2019	$—
Addition	165,486
Accretion	12,992
Lease payments	(119,384)

Balance, September 30, 2020	$59,094
Addition	362,588
Accretion	9,570
Lease payments	(100,282)

Balance, September 30, 2021	$330,970

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At September 30, 2021, the Company’s incremental borrowing rate was 5.0% and the remaining lease term for the South Francisco office was 32 months and Houston office was 22 months.

Operating lease costs of $100,282 (2020 - $119,384) and accretion expense of $9,570 (2020 - $12,992) have been recorded in “general and administrative expenses” and “financing costs” in the statement of operations and comprehensive loss respectively.

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

The SVB Term Loan was fully repaid during the fiscal year ended September 30, 2020.

SVB Term
Loan

Balance, September 30, 2018	$6,316,963
Principal repaid	(2,808,823)
Interest paid	(401,929)
Accretion	602,744

Balance, September 30, 2019	$3,708,955

Principal repaid	(3,199,799)
Interest paid	(32,235)
Accretion	211,079
Final payment	(688,000)

Balance, September 30, 2020 and 2021	$—

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

Valuation

The Company uses the Black-Scholes option pricing model to estimate fair value. The following weighted average assumptions were used to estimate the fair value of the derivative warrant liabilities on September 30, 2021 and 2020:

	September 30,		September 30,
	2021		2020

Risk-free interest rate	0.49%		0.22%
Expected life	1.28	years	2.28	years
Expected annualized volatility	86.0%		97.3%
Dividend	—		—
Liquidity discount	20%		20%

Sensitivity

The derivative warrants are a recurring Level 3 fair value measurement. The key level 3 inputs used by management to determine the fair value are the market price, expected volatility and liquidity discount. If the market price were to increase by a factor of 10% this would increase the obligation by approximately $745,868 as at September 30, 2021. If the market price were to decrease by a factor of 10% this would decrease the obligation by approximately $429,170 as at September 30, 2021. If the volatility were to increase by 10%, this would increase the obligation by approximately $741,813 as at September 30, 2021. If the volatility were to decrease by 10%, this would decrease the obligation by approximately $423,842 as at September 30, 2021.

The following table is a continuity schedule of changes to the Company’s derivative liabilities:

Total

Balance, September 30, 2018	$17,679
Change in fair value	(1,159)

Balance, September 30, 2019	$16,520
Change in fair value	110,856

Balance, September 30, 2020	$127,376
Change in fair value	(107,024)

Balance, September 30, 2021	$20,352

Derivatives with expected life of less than one year	$—
Derivatives with expected life greater than one year	$20,352

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

Equity incentive plans

Restricted share units plan

The Company has adopted a Restricted Share Unit Plan (“RSU Plan”) consistent with the policies and rules of the TSX-V and Nasdaq. Pursuant to the RSU Plan, RSUs may be granted with vesting criteria and periods are approved by the Board of Directors at its discretion. The RSUs issued under the RSU Plan may be accounted for as either equity-settled or cash-settled share-based payments. At September 30, 2021, there are no RSUs outstanding.

As at September 30, 2021 the Stock Option Plan and RSU Plan have a combined maximum of 7,342,788 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six-month periods commencing on January 1 and July 1 and ending on June 30 and December 31 of each calendar year. As at September 30, 2021, the ESPP has a maximum of 252,418 (2020 –268,381) common shares reserved for issuance.

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

During the year ended September 30, 2021, the Company issued a total of 15,963 (2020 –16,506; 2019 - nil) common shares upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the year ended September 30,
	2021	2020	2019

Research and development expense	$32,299	$24,984	$—
General and administrative	36,132	46,033	—
	$68,431	$71,017	$—

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2021	2020	2019

Risk-free interest rate	0.19%	1.44%	—
Expected life of share purchase rights	6 months	6 months	—
Expected annualized volatility	61.54%	90.34%	—
Dividend	—	—	—

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

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2018	900,459	$4.59
Options granted	255,000	3.77
Options expired/forfeited	(32,998)	(4.10)

Balance, September 30, 2019	1,122,461	$4.59
Options granted	4,218,000	3.31
Options exercised	(416)	(2.20)
Options expired/forfeited	(30,461)	(28.46)

Balance, September 30, 2020	5,309,584	$3.42
Options granted	1,889,646	9.87
Options exercised	(323,610)	(3.68)
Options expired/forfeited	(72,390)	(4.46)

Balance outstanding, September 30, 2021	6,803,230	$5.20
Balance exercisable, September 30, 2021	2,799,226	$3.49
*	Options exercisable in Canadian dollars as at September 30, 2021 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding options.

At September 30, 2021, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.20	4,584	7.70
	$3.23	3,794,603	8.02
	$3.59	26,667	8.05
	$3.81	185,816	7.36
	$4.00	539,518	6.22
	$4.67	183,511	8.09
	$7.00	1,508,146	9.20
	$13.96	190,000	9.29
	$29.63	100,000	9.58
	$31.62	75,000	9.67
C$	4.90	163,154	5.81
C$	5.06	32,231	7.36
		6,803,230	8.15

Share-based compensation

During the year ended September 30, 2021, the Company granted a total of 1,889,646 (2020 – 4,218,000, 2019 - 255,000) stock options with a weighted average fair value of $8.04 per option (2020 – $2.98, 2019 - $3.00).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the years ended September 30, 2021, 2020 and 2019 with allocations to its functional expense as follows:

	For the year ended September 30,
	2021	2020	2019

Research and development expense	$3,611,083	$1,853,388	$304,786
General and administrative	5,796,599	5,598,202	841,921
	$9,407,682	$7,451,590	$1,146,707

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2021		2020		2019

Risk-free interest rate	0.44%		1.55%		2.55%
Expected life of options	10.00	years	10.00	years	10.00	years
Expected annualized volatility	78.16%		77.00%		79.33%
Dividend	—		—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2018	2,663,937	$6.13
Warrants granted	11,919,404	0.0001
Warrants exercised	(2,188,999)	(0.002)
Warrants expired	(1,250)	(31.17)

Balance, September 30, 2019	12,393,092	$1.31
Warrants exercised	(3,120,115)	(0.08)

Balance, September 30, 2020	9,272,977	$1.73
Warrants exercised	(6,038,227)	(0.06)

Balance outstanding and exercisable, September 30, 2021	3,234,750	$4.84
*	Warrants exercisable in Canadian dollars as at September 30, 2021 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding warrants.

At September 30, 2021, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants		Exercise Price		Expiry Date

227,273	(1)	US$	66.00	January 14, 2023
7,477		US$	42.80	November 18, 2023
80,000		US$	4.00	January 9, 2023
2,920,000		US$	0.0001	August 23, 2024
3,234,750
(1)	Detailed terms of the 2016 Warrants are included in Note 10.

12.    SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

During the year ended September 30, 2021, the Company:

a)	issued 81,303 common shares upon the cashless exercise of 94,723 pre-funded warrants.

There were no significant non-cash financing or investing activities during the year ended September 30, 2020.

During the year ended September 30, 2019, the Company:

a)	issued 1,652,530 common shares upon the cashless exercise of 1,653,999 pre-funded warrants;
b)	incurred $64,804 in transaction costs related to the Realm Transaction through accounts payable and accrued liabilities (Note 4); and
c)	incurred $303,951 in share issuance costs through accounts payable and accrued liabilities.

13.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at September 30, 2021 is $82,036 (2020 - $87,846) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

14.    INCOME TAXES

The following is a reconciliation of income taxes calculated at the combined Canadian federal and provincial income statutory corporate tax rate of 27.0% (2020 – 27.0%, 2019 – 27.0%) to the tax expense:

For the years ended September 30	2021	2020	2019

Loss for the year before income tax	$(36,839,810)	$(23,734,017)	$(12,718,912)

Tax recovery at statutory income tax rates	$(9,947,000)	$(6,408,000)	$(3,434,000)
Non-deductible share-based payments	1,575,000	2,031,000	227,000
Taxable capital gains		—	346,000
Other permanent differences including foreign exchange	(49,000)	21,000	3,000
Share issue costs	(2,492,000)	(849,000)	(720,000)
Change in statutory, foreign tax, foreign exchange rates and other	1,260,000	1,013,000	458,000
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	(725,000)	(307,000)	(196,000)
Change in valuation allowance	10,344,000	4,210,000	3,354,000

Total income tax expense	$(34,000)	$(289,000)	$38,000

Tax attributes are subject to review, and potential adjustment, by tax authorities. The Company has recorded an income tax recovery of $34,349 for the year ended September 30, 2021 (2020 – recovery of $288,647, 2019 – expense of $37,920) in relation to taxable income generated by its US subsidiary.

For the years ended September 30, 2021 and 2020, the Company did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets. The significant components of the Company’s deferred tax assets are as follows:

Deferred tax assets	2021	2020

Operating losses carried forward	$29,749,000	$21,297,000
Equipment and intangible assets	77,000	77,000
Investment tax credits	29,000	39,000
Financing costs	3,025,000	1,462,000
Federal R&D credit	210,000	—
Other	79,000	—

	33,169,000	22,875,000
Valuation allowance	(33,169,000)	(22,875,000)

Net future tax assets	$—	$—

As at September 30, 2021, the Company has non-capital loss carry-forwards of approximately $78,416,000 (2020 - $64,494,000) available to offset future taxable income in Canada and approximately $40,843,000 (2020 - $20,249,000) available to offset future taxable income in the US. These non-capital loss carryforwards begin to expire in 2031.

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

Financial risk factors

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and receivables. The Company’s receivables are refunds from vendors. The Company limits its exposure to credit loss by placing its cash with major financial institutions. The Company considers highly liquid investments with a maturity of up to twelve months when purchased to be short-term investments. As at September 30, 2021, cash and cash equivalents consisted of cash in Canada and the United States. and term deposits in Canada. Balances exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at September 30, 2021, the Company had working capital of $193,668,414. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As at September 30, 2021, the Company has cash and cash equivalents balances and GICs which are interest bearing. Interest income is not significant to the Company’s projected operational budget and related interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian, UK pound and Euro dollars. The Company maintains its cash and cash equivalents in US dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian, UK Pound, Euro and U.S. dollar in relation to Canadian, UK Pound, Euro dollars held at September 30, 2021 would result in a fluctuation of $27,261 in the net loss recognized for the period. The Company does not currently engage in hedging activities.

17.    COMMITMENTS

Product Development and Relocation Grant

In February 2014 the Company was awarded a product development and relocation grant by CPRIT whereby the Company received $12,000,000 on eligible expenditures over a three-year period related to the development of the Company’s androgen receptor n-terminus blocker program for prostate cancer. A final payment of $229,201 was recorded as a receivable as at September 30, 2020. During the fiscal year ended September 30, 2021, the Company determined that the receivable was deemed uncollectible. The impairment of the CPRIT receivable is recorded against research and development expenses.

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

The Company has the following obligations over the next five years:

Contractual obligations	2022		2023		2024		2025		2026

Minimum annual royalty per License Agreement	C$	85,000	C$	85,000	C$	85,000	C$	85,000	C$	85,000
Vendor Agreement	C$	25,000	C$	—	C$	—	C$	—	C$	—

Consulting Agreement		$35,000		$—		$—		$—		$—
Lease on US office spaces		$113,288		$119,586		$81,509		$—		$—

Collaborative agreements

On February 25, 2021, the Company announced a clinical collaboration with Astellas Pharma Inc. (“Astellas”) to evaluate the combination of EPI-7386 and Astellas/Pfizer’s androgen receptor inhibitor, enzalutamide, for patients with mCRPC. Under the terms of the agreement, ESSA will sponsor and conduct a Phase 1/2 study to evaluate the safety, tolerability and preliminary efficacy of the combination of EPI-7386 and enzalutamide in mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. Astellas will supply enzalutamide for the trial. ESSA will retain all rights to EPI-7386.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at September 30, 2021. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2021.

Attestation Report of Independent Registered Public Accounting Firm

The effectiveness of our internal control over financial reporting as of September 30, 2021 has been audited by Davidson & Company LLP, an independent registered public accounting firm, as stated in their report included elsewhere in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10. of Form 10-K is incorporated by reference to our proxy statement for the 2022 annual meeting of shareholders (the “2022 Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2021.

Item 11.   Executive Compensation

The information required by Item 11. of Form 10-K is incorporated by reference to our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2021.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12. of Form 10-K is incorporated by reference to our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2021.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by Item 13. of Form 10-K is incorporated by reference to our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2021.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14. of Form 10-K is incorporated by reference to our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2021.

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

21.1	List of Subsidiaries
23.1	Consent of Davidson & Company LLP, an Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2021 formatted in Inline XBRL (included in Exhibit 101).

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

Dated: November 18, 2021

ESSA PHARMA INC.
(Registrant)

Date: November 18, 2021	By:	/S/ DAVID PARKINSON
	Name:	David Parkinson
	Title:	Chief Executive Officer

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