Form 10-Q
period 2021-12-31
ESSA Pharma Inc.
filed 2022-02-03
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period fromto

Commission file number: 001-37410

ESSA Pharma Inc.

(Exact name of registrant as specified in its charter)

British Columbia, Canada	98-1250703
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)
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

The number of outstanding common shares of the registrant, no par value per share, as of February 3, 2022 was 44,015,870.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2021

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	our ability to maintain operations, development programs, preclinical studies, clinical trials and raise capital as a result of the coronavirus disease 2019 outbreak (“COVID 19”);
●	our ability to advance our product candidate and potential future product candidates through, and successfully complete, clinical trials;
●	our ability to recruit sufficient numbers of patients in a timely manner for current and future clinical trials, and the benefits expected therefrom;
●	our ability to establish and maintain relationships with collaborators with acceptable development, regulatory and commercialization expertise and the benefits to be derived from such collaborative efforts;
●	our ability to obtain funding for operations, including research funding, and the timing and potential sources of such funding;
●	the initiation, timing, cost, location, progress and success of, strategy and plans with respect to our research and development programs (including research programs and related milestones with regards to next-generation drug candidates and compounds), preclinical studies and clinical trials;
●	the therapeutic benefits, properties, effectiveness, pharmacokinetic profile and safety of our product candidate and potential future product candidates, if any, including the expected benefits, properties, effectiveness, pharmacokinetic profile and safety of our next-generation aniten compounds;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	developments relating to our competitors and our industry, including the success of competing therapies that are or may become available;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	our intended use of proceeds from past and future offerings of our securities;
●	the implementation of our business model and strategic plans, including strategic plans with respect to patent applications and strategic collaborations and partnerships;
●	our ability to identify, develop and commercialize product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	whether we will receive, and the timing and costs of obtaining, regulatory approvals in the United States, Canada and other jurisdictions;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidate and potential future product candidates, if any;
●	the rate and degree of market acceptance and clinical utility of our potential future product candidates, if any;

●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals for our product candidate and potential future product candidates, if any;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to grow our business;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures; and
●	estimates of our financial condition, expenses, future revenue, capital requirements and our need for additional financing and potential sources of capital and funding.

Such statements reflect our current views with respect to future events, are subject to risks and uncertainties and are necessarily based upon a number of estimates and assumptions that are inherently subject to significant medical, scientific, business, economic, competitive, political and social uncertainties and contingencies. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including those described under “Risk Factors” in our Annual Report on Form 10-K. All forward-looking statements included in this Quarterly Report on Form 10-Q, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include, but are not limited to:

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

We believe there is a reasonable basis for our current expectations, views and assumptions, but they are inherently uncertain. We may not realize our expectations and our views and assumptions may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements.  In evaluating forward-looking statements, investors should specifically consider the following uncertainties and factors, among others (including those set forth under the heading “Risk Factors” in our Annual Report on Form 10-K), that could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements

●	risks related to our ability to maintain operations and execute on our business plan as a result of the COVID-19 outbreak or other health epidemics;
●	risks related to clinical trial development and our ability to conduct the clinical trial of our product candidate and the predictive value of our current or planned clinical trials;
●	risks related to clinical trials being conducted by third parties under collaboration and clinical supply agreements, including combination studies, using the Company’s product candidate, studies which the Company may not control, and ensuing reputational risk related to clinical trial results;
●	risks related to our future success being dependent primarily on identification through preclinical studies, clinical studies, regulatory approval for commercialization of a single product candidate;
●	risks related to our license agreement with third parties;
●	uncertainty related to our ability to obtain required regulatory approvals for our proposed products;

●	risks related to the Company’s ability to conduct a clinical trial or submit a future NDA/NDS or IND/CTA (each, as defined herein);
●	risks related to our ability to successfully commercialize future product candidates;
●	risks related to the possibility that our product candidate and potential future product candidates, if any, may have undesirable side effects;
●	risks related to our ability to enroll subjects in clinical trials ,including enrollment delays that may be the result of the impact of Covid at clinical trial sites;
●	risks that the FDA may not accept data from trials conducted in locations outside the United States;
●	risks related to our ongoing obligations and continued regulatory review;
●	risks related to potential administrative or judicial sanctions;
●	the risk of increased costs associated with prolonged, delayed or terminated clinical trials;
●	the risk that third parties may not carry out their contractual duties;
●	risks related to the possibility that our relationships with clinical research organizations or academic institutions may terminate;
●	risks related to our lack of experience manufacturing product candidates on a large clinical or commercial scale and our lack of manufacturing facility;
●	risks inherent in foreign operations, including related to foreign sourced raw materials, manufacturing or clinical trials;
●	risks related to disruptions in domestic and foreign supply chains that the Company relies on for the production and shipment of raw materials and clinical trial materials, including disruptions in suppliers ability to deliver related to Covid;
●	risks related to our failure to obtain regulatory approval in international jurisdictions;
●	risks related to recently enacted and future legislation in the United States that may increase the difficulty and cost for us to obtain marketing approval of, and commercialize, our product candidate and potential future products, if any, and affect the prices we may obtain;
●	risks related to new legislation, new regulatory requirements, and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare;
●	uncertainty as to our ability to raise additional funding;
●	risks related to our ability to raise additional capital on favorable terms and the impact of dilution from incremental financing;
●	risks of a deemed default on any residual obligations of the agreement providing for the CPRIT Grant and having to reimburse all of the CPRIT Grant, if such deemed default is not waived by CPRIT;
●	risks related to our incurrence of significant losses in every quarter since inception and our anticipation that it will continue to incur significant losses in the future;
●	risks related to our limited operating history;
●	risks related to our reliance on proprietary technology;
●	risks related to our ability to protect our intellectual property rights throughout the world;
●	risks related to claims by third parties asserting that we, or our employees or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our intellectual property;
●	risks related to our ability to comply with governmental patent agency requirements in order to maintain patent protection;
●	risks related to computer system failures or security breaches and increasing cyber threats;
●	risks related to business disruptions that could seriously harm our future revenues and financial condition and increase our costs and expenses;
●	risks related to our dependence on the use of information technologies;
●	risks related to our ability to attract and maintain highly qualified personnel;
●	risks relating to the possibility that third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues;
●	risks related to potential conflicts of interest between us and our directors and officers;
●	risks related to competition from other biotechnology and pharmaceutical companies;
●	risks related to movements in foreign currency exchange rates, interest rates and rate of inflation;

●	risks related to our ability to convince public payors and hospitals to include our product candidate and potential future products, if any, on their approved formulary lists;
●	risks related to our ability to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements;
●	risks related to our ability to manage growth;
●	risks related to our ability to achieve or maintain expected levels of market acceptance for our products;
●	risks related to our ability to realize benefits from acquired businesses or products or form strategic alliances in the future;
●	risks related to collaborations with third parties;
●	risks that employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation;
●	risks related to product liability lawsuits;
●	risks related to compulsory licensing and/or generic competition;
●	risks related to no longer being considered an emerging growth company;
●	risks related to our ability to maintain an active trading market for the Company's common shares;
●	risks related to share price volatility in the event there is low liquidity for the trading of the Company’s common shares;
●	risks related to the possibility that laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and Canada and require us to develop and implement costly compliance programs;
●	risks related to laws that govern fraud and abuse and patients’ rights;
●	risks related to our ability to comply with environmental, health and safety laws and regulations;
●	risks related to us being a “passive foreign investment company”;
●	risks related to United States investors’ ability to effect service of process or enforcement of actions against us;
●	risks related to market price and trading volume volatility;
●	risks related to our dividend policy;
●	risks associated with future sales of our securities;
●	risks related to our ability to implement and maintain effective internal controls;
●	risks related to provisions in our charter documents and Canadian law affecting corporate governance; and
●	risks related to analyst coverage.

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

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	December 31,	September 30,
	2021	2021

ASSETS

Current
Cash and cash equivalents	$121,058,121	$137,825,024
Short-term investments (Note 4)	68,141,166	57,102,159
Receivables	2,028	489,012
Prepaids (Note 5)	1,747,540	2,181,882

	190,948,855	197,598,077

Deposits	259,455	259,455
Operating lease right-of-use assets (Note 7)	277,839	308,286

Total assets	$191,486,149	$198,165,818

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$3,524,590	$3,808,944
Current portion of operating lease liabilities (Note 7)	133,180	120,719

	3,657,770	3,929,663

Derivative liabilities (Note 8)	119,670	20,352
Operating lease liabilities (Note 7)	169,301	210,251

Total liabilities	3,946,741	4,160,266

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,015,870 issued and outstanding (September 30, 2021 – 43,984,346) (Note 9)	277,645,624	277,415,176
Additional paid-in capital (Note 9)	38,843,947	36,442,620
Accumulated other comprehensive loss	(2,076,479)	(2,076,479)
Accumulated deficit	(126,873,684)	(117,775,765)

	187,539,408	194,005,552

Total liabilities and shareholders’ equity	$191,486,149	$198,165,818

Nature of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2021	2020

OPERATING EXPENSES
Research and development	$6,019,759	$4,485,772
Financing costs (Notes 7 and 8)	4,325	1,181
General and administration	3,062,170	2,208,917

Total operating expenses	(9,086,254)	(6,695,870)

Foreign exchange	13,169	7,196
Interest income	74,584	35,691
Derivative liability gain (Note 8)	(99,318)	89,130

Loss for the period before taxes	(9,097,819)	(6,563,853)

Income tax recovery (expense)	(100)	35,149

Loss and comprehensive loss for the period	$(9,097,919)	$(6,528,704)

Basic and diluted loss per common share	$(0.21)	$(0.20)

Weighted average number of common shares outstanding – basic and diluted	43,989,773	33,343,488

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(9,097,919)	$(6,528,704)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	30,447	27,581
Accretion of lease liability	3,884	1,181
Derivative liability loss (gain)	99,318	(89,130)
Interest income	(38,967)	(5,007)
Unrealized foreign exchange	24,759	13,952
Share-based payments	2,500,091	1,204,985

Changes in non-cash working capital items:
Receivables	504,381	102,308
Prepaids	434,310	462,405
Accounts payable and accrued liabilities	(279,954)	867,841

Net cash used in operating activities	(5,819,650)	(3,942,588)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(15,014,700)	—
Proceeds from short-term investments sold	4,000,000	—
Interest from short-term investments	14,660	—

Net cash used in investing activities	(11,000,040)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	104,324	153,701
Warrants exercised	—	149
Shares purchased through employee share purchase plan	27,360	27,369
Lease payments	(32,373)	(30,287)

Net cash provided by financing activities	99,311	150,932

Effect of foreign exchange on cash and cash equivalents	(46,524)	(44,595)
Change in cash and cash equivalents for the period	(16,766,903)	(3,836,251)
Cash and cash equivalents, beginning of period	137,825,024	56,320,763

Cash and cash equivalents, end of period	$121,058,121	$52,484,512

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021 and 2020

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2020	32,064,411	$131,086,364	$31,204,284	$(2,076,479)	$(80,970,304)	$79,243,865
Warrants exercised	1,493,504	2,987,158	(2,987,009)	—	—	149
Options exercised	42,207	274,365	(120,664)	—	—	153,701
Shares issued through employee share purchase plan	5,261	39,638	(12,269)	—	—	27,369
Share-based payments	—	—	1,204,985	—	—	1,204,985
Loss for the period	—	—	—	—	(6,528,704)	(6,528,704)

Balance, December 31, 2020	33,605,383	$134,387,525	$29,289,327	$(2,076,479)	$(87,499,008)	$74,101,365

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total
Balance, September 30, 2021	43,984,346	$277,415,176	$36,442,620	$(2,076,479)	$(117,775,765)	$194,005,552
Options exercised	29,080	184,512	(80,188)	—	—	104,324
Shares issued through employee share purchase plan	2,444	45,936	(18,576)	—	—	27,360
Share-based payments	—	—	2,500,091	—	—	2,500,091
Loss for the period	—	—	—	—	(9,097,919)	(9,097,919)

Balance, December 31, 2021	44,015,870	$277,645,624	$38,843,947	$(2,076,479)	$(126,873,684)	$187,539,408

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2021

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of December 31, 2021, no products are in commercial production or use.

2.     BASIS OF PRESENTATION

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements, including comparatives, have been prepared in accordance with United States’ Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these condensed consolidated interim financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended September 30, 2021 and included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC and with the securities commissions in Alberta and Ontario on November 18, 2021.

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended December 31, 2021 and 2020 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2021 Annual Report on Form 10-K for the year ended September 30, 2021, with the exception of the policies described in Note 3.

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

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 0.20%-0.31% per annum and have maturities of up to 12 months.

5.     PREPAIDS

	December 31,	September 30,
	2021	2021

Prepaid insurance	$1,276,479	$1,751,052
Prepaid CMC and clinical expenses and deposits	428,696	240,513
Other deposits and prepaid expenses	42,365	190,317

Balance, end of period	$1,747,540	$2,181,882

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,	September 30,
	2021	2021

Accounts payable	$1,562,511	$1,425,871
Accrued expenses	1,635,272	2,062,441
Accrued vacation	326,807	320,632

Balance, end of period	$3,524,590	$3,808,944

7.     OPERATING LEASE

Operating lease right-of-use asset
Balance, September 30, 2020	$55,162
Amortization	(27,581)

Balance, December 31, 2020	$27,581

Balance, September 30, 2021	$308,286
Amortization	(30,447)

Balance, December 31, 2021	$277,839

Operating lease liabilities
Balance, September 30, 2020	$59,094
Accretion	1,181
Lease payments	(30,287)

Balance, December 31, 2020	$29,988

Balance, September 30, 2021	$330,970
Accretion	3,884
Lease payments	(32,373)

Balance, December 31, 2021	$302,481

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At December 31, 2021, the Company’s incremental borrowing rate was 5.0% and the remaining lease term for the South San Francisco office was 29 months and Houston office was 19 months.

Accretion expense of $3,884 (2020 - $1,181) has been recorded in “general and administrative expenses” and “financing costs” in the condensed consolidated interim statements of operations and comprehensive loss respectively.

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

Valuation

The Company uses the Black-Scholes option pricing model to estimate fair value. The following weighted average assumptions were used to estimate the fair value of the derivative warrant liabilities on December 31, 2021 and 2020:

	December 31,		December 31,
	2021		2020

Risk-free interest rate	1.04%		0.20%
Expected life	1.03	years	2.03	years
Expected annualized volatility	95.4%		81.1%
Dividend	—		—
Liquidity discount	20%		20%

Sensitivity

The derivative warrants are a recurring Level 3 fair value measurement. The key level 3 inputs used by management to determine the fair value are the market price, expected volatility and liquidity discount. If the market price were to increase by a factor of 10% this would increase the obligation by approximately $37,989 as of December 31, 2021. If the market price were to decrease by a factor of 10% this would decrease the obligation by approximately $32,211 as of December 31, 2021. If the volatility were to increase by 10%, this would increase the obligation by approximately $60,397 as of December 31, 2021. If the volatility were to decrease by 10%, this would decrease the obligation by approximately $48,137 as of December 31, 2021.

The following table is a continuity schedule of changes to the Company’s derivative liabilities:

Total

Balance, September 30, 2020	$127,376
Change in fair value	(89,130)

Balance, December 31, 2020	$38,246

Balance, September 30, 2021	$20,352
Change in fair value	99,318

Balance, December 31, 2021	$119,670

Derivatives with expected life of less than one year	$—
Derivatives with expected life greater than one year	$119,670

9.     SHAREHOLDERS’ EQUITY

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

Equity incentive plans

Restricted share units plan

The Company has adopted a Restricted Share Unit Plan (“RSU Plan”) consistent with the policies and rules of the Nasdaq. Pursuant to the RSU Plan, RSUs may be granted with vesting criteria and periods are approved by the Board of Directors at its discretion. The RSUs issued under the RSU Plan may be accounted for as either equity-settled or cash-settled share-based payments. At December 31, 2021, there are no RSUs outstanding.

As of December 31, 2021 the Stock Option Plan and RSU Plan have a combined maximum of 7,342,788 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six-month periods commencing on January 1 and July 1 and ending on June 30 and December 31 of each calendar year. As of December 31, 2021, the ESPP has a maximum of 249,974 (September 30, 2021 – 252,418) common shares reserved for issuance.

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

During the three months ended December 31, 2021, the Company issued 2,444 shares (2020 – 5,261) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months
	ended December 31,
	2021	2020

Research and development expense	$8,483	$5,570
General and administrative	805	565
	$9,288	$6,135

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	For the three months
	ended December 31,
	2021	2020

Risk-free interest rate	0.20%	0.26%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	64.43%	65.73%
Dividend	—	—

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

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2020	5,309,584	$3.42
Options granted	1,889,646	9.87
Options exercised	(323,610)	(3.68)
Options expired/forfeited	(72,390)	(4.46)

Balance, September 30, 2021	6,803,230	$5.20
Options granted	120,000	8.47
Options exercised	(29,080)	(3.61)
Options expired/forfeited	(104,584)	(3.18)

Balance outstanding, December 31, 2021	6,789,566	$5.30
Balance exercisable, December 31, 2021	3,528,789	$3.99
*	Options exercisable in Canadian dollars as of December 31, 2021 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding options.

At December 31, 2021, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$3.23	3,682,520	7.77
	$3.59	26,667	7.80
	$3.81	185,816	7.11
	$4.00	539,518	5.97
	$4.67	183,511	7.84
	$7.00	1,508,146	8.95
	$8.47	120,000	9.79
	$13.96	190,000	9.04
	$29.63	100,000	9.33
	$31.62	75,000	9.42
C$	4.90	146,157	5.49
C$	5.06	32,231	7.11
		6,789,566	7.93

Share-based compensation

During the three months ended December 31, 2021, the Company granted a total of 120,000 (2020 – 1,524,646) stock options with a weighted average fair value of $8.47 per option (2020 – $5.52).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the three months ended December 31, 2021 and 2020 with allocations to its functional expense as follows:

	For the three months
	ended December 31,
	2021	2020

Research and development expense	$1,250,868	$281,854
General and administrative	1,239,935	916,996
	$2,490,803	$1,198,850

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2021		2020

Risk-free interest rate	0.86%		0.39%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	80.00%		78.00%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2020	9,272,977	$1.73
Warrants exercised	(6,038,227)	(0.06)

Balance outstanding and exercisable, September 30, 2021 and December 31, 2021	3,234,750	$4.84

At December 31, 2021, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants		Exercise Price		Expiry Date

227,273	(1)	US$	66.00	January 14, 2023
7,477		US$	42.80	November 18, 2023
80,000		US$	4.00	January 9, 2023
2,920,000		US$	0.0001	August 23, 2024
3,234,750
(1)	Detailed terms of the 2016 Warrants are included in Note 8.

10.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at December 31, 2021 is $77,560 (September 30, 2021 - $82,036) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

11.    SEGMENTED INFORMATION

The Company works in one industry being the development of small molecule drugs for prostate cancer. The Company’s right of use asset is located in the USA.

12.    FINANCIAL INSTRUMENTS AND RISK

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued liabilities and derivative liabilities. The fair value of cash and cash equivalents, short-term investments, receivables and accounts payable and accrued liabilities approximates their carrying values due to their short term to maturity. The derivative liabilities are measured using level 3 inputs (Note 8).

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

Financial risk factors

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and receivables. The Company limits its exposure to credit loss by placing its cash with major financial institutions. The Company considers highly liquid investments with a maturity of up to twelve months when purchased to be short-term investments. As of December 31, 2021, cash and cash equivalents consisted of cash in Canada and the United States and term deposits in Canada. Balances exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of December 31, 2021, the Company had working capital of $187,291,085. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of December 31, 2021, the Company has cash and cash equivalents balances and GICs which are interest bearing. Interest income is not significant to the Company’s projected operational budget and related interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars, UK pound and Euro. The Company maintains its cash and cash equivalents in US dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian dollar, UK Pound, Euro and U.S. dollar in relation to Canadian dollar, UK Pound, Euro dollars held at December 31, 2021 would result in a fluctuation of $23,270 in the net loss recognized for the period. The Company does not currently engage in hedging activities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operation

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” in our Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. Throughout this discussion, unless the context specifies or implies otherwise, the terms “ESSA,” “the Company,” “we,” “us,” and “our” refer to ESSA Pharma Inc. and its subsidiaries. For a discussion regarding our financial condition and results of operations for fiscal 2021 as compared to fiscal 2020 see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 18, 2021.

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

The Company is party to a license agreement with the British Columbia Cancer Agency and the University of British Columbia dated December 22, 2010, as amended on February 10, 2011, May 27, 2014, and May 25, 2021 (the “License Agreement”), which provides the Company with exclusive world-wide rights to the issued patents and patent applications related to the EPI 002 and the EPI-7386 compounds.

The Company believes that it has developed a strong and defensive intellectual property position for aniten structural classes. As of January 2022, ESSA owns rights to 47 issued patents, including 12 issued U.S. patents, that are in force and cover multiple EPI- and aniten structural classes of compounds with different structural motifs/analogues. As of January 2022, 4 of these issued patents cover the EPI-7386 compound and are expected to provide protection until 2036 to 2039. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the aniten next-generation NTD inhibitors, with expected expiration dates between 2036-2041.

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

Our Strategy

The Company’s initial therapeutic goal is to develop a safe and effective therapy for prostate cancer patients whose tumors have progressed on current antiandrogen therapy while remaining prevalently driven by the AR pathway. However, preclinical studies suggest the potential of the Company’s aniten compounds to increase therapeutic activity when combined with antiandrogens at the earlier stage of the disease. Therefore, while the Company’s initial priority is to continue Phase I clinical development of EPI 7386 as a single agent, in parallel the Company has also been conducting preclinical studies in collaboration with industry and academic institutions. In addition, the Company has developed collaborations with the relevant pharmaceutical companies in the prostate cancer space for the conduct of clinical trials of combination therapies in earlier line of treatment for patients with mCRPC. The Company’s intent to support these collaborative clinical trials with Janssen, Astellas, and Bayer have been announced. The first of these studies, involving the combination of EPI-7386 with enzalutamide, is being conducted in collaboration with Astellas and Pfizer. ESSA will operationally conduct this trial, with an initial Phase I dose equilibration phase following by a randomized Phase 2 trial involving a planned 120 patients. The enzalutamide for this trial will be supplied by Astellas. The first patient in this Phase 1 / 2 study was dosed in January 2022. Combination trials with abiraterone acetate with prednisone, and with apalutamide will be conducted by Janssen and and are expected to be initiated around the middle of the first half of calendar 2022, and a combination clinical trial with darolutamide is expected to be initiated by Bayer thereafter. From the preclinical perspective, the Company together with collaborators is further exploring other potential applications for AR-NTD inhibitors, including breast cancer and other AR-associated cancers.

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

The Company believes these results from the initial clinical data and ongoing in vitro studies are encouraging and suggest a favorable pharmacokinetic profile of EPI-7386 in patients. The Company believes the data demonstrate proof of concept by suggesting that EPI-7386, through its novel mechanism of action of targeting the N-terminal domain, may bypass the resistant mechanisms in at least a subset of mCRPC patients in whom the disease continues to remain AR-dependent despite progression on current antiandrogen therapies. While early in the Phase 1 clinical study, the Company is encouraged to have seen early signs of biological activity and declining PSA levels in a multi-refractory patient at the initial 200 mg dose as presented at the February 11, 2021 ASCO-GU meeting. EPI-7386 continues to be safe, well-tolerated, with generally good drug exposures, and adverse-events typical of those associated with antiandrogen therapy. Patients are currently being dosed at 600 mg, 800 mg, and 1,000 mg QD, with each of these dose levels being cleared as safe and tolerable. Given the favorable tolerability of the drug and the wide therapeutic window seen in preclinical studies, the Company is enrolling additional dose cohorts using a twice daily (BID) dosing schedule, commencing with 400 mg dose level, to further enhance patient drug exposures. The protocol amendment filed with the FDA in September 2021 allows for monotherapy development in less heavily pretreated patients in whom the Company believes the androgen receptor pathway continues to be the primary driver of tumor growth. The Company’s goal is to establish a recommended Phase 2 dose (“RP2D”) for monotherapy during the first half of 2022 based on multiple inputs, including pharmacokinetic and biological observations, in addition to clinical experience, and commence the expansion Phase 1b study soon thereafter in earlier, less heavily pre-treated and more biologically characterized patients. It is expected that a clinical readout of the Phase 1a monotherapy trial will be presented in the first half of calendar 2022.

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

In October 2021 the company disclosed the development of a collaboration with Caris Life Sciences, involving the incorporation of Caris’ newly developed cNAS (“circulating nucleic acid sequencing”) assay in the characterization of patients receiving EPI-7386. The Company believes that the characterization of real time individual patient biology will contribute significantly to understanding the extent to which individual patient’s tumors are still AR driven and what mechanisms of resistance exist.

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

Once the RP2D for each drug has been established, Phase 2 of the study will commence. Phase 2 is a two-arm, randomized (2:1), open-label study and is expected to enroll 120 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. The goal of the Phase 2 of the study is to evaluate the safety, tolerability and antitumor activity of EPI-7386 in combination with a fixed dose of enzalutamide compared with enzalutamide as a single agent. The combination studies being run by Janssen and Bayer are anticipated to begin in the first half of 2022, at the discretion of those firms.

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

Competition

The competition in the prostate cancer market is very high, and many of the companies against which we compete or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Several pharmaceutical therapies already have approved and many new molecules are being tested for their effect in this patient population. In addition, generic forms of Zytiga (abiraterone acetate) are now approved and commercially available in the U.S.

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

As of January 2022, ESSA owns rights to 47 issued patents worldwide, including 12 issued U.S. patents, that are in force and cover multiple EPI- and aniten structural classes of compounds with different structural motifs/analogues. As of January 2022, 4 of these issued patents cover the EPI-7386 compound, and are expected to provide protection between 2036 to 2039.

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

Developments

Recent Developments

At the 2021 American Association for Cancer Research (“AACR”), National Cancer Institute (“NCI”), and European Organisation for Research and Treatment of Cancer (“EORTC”) Virtual International Conference on Molecular Targets and Cancer Therapeutics, the Company presented preclinical data characterizing the mechanism of action of EPI-7386, including the results of NMR studies which confirm the binding of the compound to the N-terminal domain (“NTD”) of the androgen receptor (“AR”), a region not currently targeted by other antiandrogen therapies. The data also demonstrate that the combination of EPI-7386 with enzalutamide results in complete inhibition of genome-wide androgen-induced AR binding, supporting the rationale for Phase 1 / 2 combination trials of EPI-7386 with approved antiandrogens in patients with mCRPC.

ESSA has never been profitable and has incurred net losses since inception. ESSA’s net losses were $9,097,919 and $6,528,704 for the three months ended December 31, 2021, and 2020 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of December 31, 2021:

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Research and development expense	$6,019,759	$6,273,052	$6,231,908	$7,268,257
General and administration	3,062,170	2,942,432	3,117,900	4,615,332
Comprehensive income (loss)	(9,097,919)	(8,559,499)	(8,752,011)	(12,965,247)
Basic and diluted earnings (loss) per share	(0.21)	(0.19)	(0.21)	(0.36)
Cash and cash equivalents	121,058,121	137,825,024	145,194,181	151,562,303
Short-term investments	68,141,166	57,102,159	57,068,822	57,034,921
Total assets	191,486,149	198,165,818	203,524,045	210,001,054
Long-term liabilities	288,971	230,603	817,735	1,413,292
Working capital	187,291,085	193,668,414	199,949,211	206,202,601

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2020	2020	2020	2020
Research and development expense	$4,485,772	$2,236,680	$2,703,704	$4,618,436
General and administration	2,208,917	2,200,159	2,171,020	4,863,608
Comprehensive income (loss)	(6,528,704)	(4,553,342)	(4,924,828)	(9,353,927)
Basic and diluted earnings (loss) per share	(0.20)	(0.17)	(0.24)	(0.45)
Cash and cash equivalents	52,484,512	56,320,763	36,482,049	39,913,569
Short-term investments	22,016,344	22,011,337	-	-
Total assets	76,174,988	80,574,565	38,100,438	41,603,369
Long-term liabilities	38,246	127,376	76,762	40,477
Working capital	73,861,974	79,038,442	36,475,762	39,746,147

Results of Operations for the Three Months Ended December 31, 2021 and 2020

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $9,097,919 for the three months ended December 31, 2021 compared to a comprehensive loss of $6,528,704 for the three months ended December 31, 2020. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

R&D expense included the following major expenses by nature:

	Three months ended
	December 31, 2021	December 31, 2020
Clinical	$859,646	$1,315,872
Consulting	142,596	88,359
Legal patents and license fees	306,640	68,543
CMC	1,028,035	1,452,360
Other	16,402	7,349
Preclinical and data analysis	1,774,205	1,001,462
Royalties	15,680	-
Salaries and benefits	507,515	261,049
Share-based payments	1,259,351	287,424
Travel and other	109,689	3,354
Total	$6,019,759	$4,485,772

The overall R&D expense for the three months ended December 31, 2021 was $6,019,759 compared to $4,485,772 for the three months ended December 31, 2020 and includes non-cash expense related to share-based payments expense of $1,259,351 (2020 - $287,424). R&D expense in the three-month period ended December 31, 2021 reflects the ongoing clinical trial of EPI-7386. R&D expense in the three-month periods ended December 31, 2021 and 2020 reflects the ongoing clinical trial of EPI-7386 which commenced in July 2020.

The share-based payments expense of $1,259,351 (2020 - $287,424), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Clinical costs of $859,646 (2020 - $1,315,872) were generated in relation to expenditures with the Company’s clinical research organizations conducting the Phase 1 clinical trial of EPI-7386.

Preclinical and data analysis costs of $1,774,205 (2020 – $1,001,462) were generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trial related to the Phase I study.

CMC costs of $1,028,035 (2020 - $1,452,360) included costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of EPI-7386. CMC costs include cGMP manufacturing of EPI 7386 drug supply to support the ongoing clinical trial.

Consulting costs increased to $142,596 for the three months ended December 31, 2021 (2020 - $88,359) relating to contract project management services and have increased relative to additional collaborations.

Legal patents and license fees for the period totaled $306,640 (2020 - $68,543). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended	Three months ended
	December 31, 2021	December 31, 2020
Amortization	$30,447	$27,581
Consulting and subcontractor fees	63,682	49,478
Director fees	84,750	93,500
Insurance	480,441	227,611
Investor relations	115,663	145,516
Office, insurance, IT and communications	179,748	54,655
Professional fees	266,139	332,485
Regulatory fees and transfer agent	67,288	37,844
Rent	4,892	16,071
Salaries and benefits	494,460	302,251
Share-based payments	1,240,740	917,561
Travel and other	33,920	4,364
Total	$3,062,170	$2,208,917

General and administration expenses increased to $3,062,170 for the three months ended December 31, 2021 from $2,208,917 in the three months ended December 31, 2020 and includes non-cash expense related to share-based payments of $1,240,740 (2020 - $917,561). This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Director fees of $84,750 (2020 - $93,500) were incurred for remuneration paid to directors as determined by committee participation fee schedules.

Insurance expense of $480,441 (2020 - $227,611) relates to increased cost of insurance coverage for directors and officers of the Company as a reporting issuer and publicly listed company in the United States, as well as general liability insurance. The Company has realized an increase in premiums which is in line with market trends.

Professional fees of $266,139 (2020 - $332,485) were incurred for legal and accounting services relative to variations in corporate activities. In the prior period, the Company prepared for and implemented changes with respect to its transition to a domestic issuer from foreign private issuer, including transition of financial statements to U.S. GAAP. The Company is now a US domestic issuer and has ongoing costs to support compliance and contracts.

Derivative liabilities

The Company has certain warrants treated as derivatives for financial reporting purposes. Consequently, the Company’s financial results are impacted by fluctuations in the market price of the Company’s common stock. These warrants are measured at fair value, with changes recognized in the statement of loss and comprehensive loss at each reporting date. During the three months ended December 31, 2021, the Company recorded the resulting change in fair value, largely resulting from the increase in stock price during the period and associated price volatility, of $99,318 (2020 – gain of $89,130) in the statement of loss and comprehensive loss.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of December 31, 2021, the Company has working capital of $187,291,085 (September 30, 2021 - $193,668,414). Operational activities during the three months ended December 31, 2021 were financed mainly by proceeds from the financings completed in July 2020 and February 2021. At December 31, 2021, the Company had available cash reserves and short-term investments of $189,199,287 (September 30, 2021 - $194,927,183) to settle current liabilities of $3,657,770 (September 30, 2021 - $3,929,663). At December 31, 2021, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

The critical accounting policies are those polices that require the most significant judgments and estimates in the preparation of our condensed consolidated interim financial statements. A summary of the critical accounting policies is presented in Note 2 of the annual consolidated financial statements for the year ended September 30, 2021 filed with the SEC and with the securities commissions in Alberta and Ontario on November 18, 2021.

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

Outstanding Share Data

As of February 3, 2022, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 44,015,870 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of February 3, 2022, we had 3,234,750 common shares issuable pursuant to 3,234,750 common share purchase warrants pursuant to full cash exercise, 3,931,258 common shares issuable pursuant to 3,931,258 exercisable outstanding stock options, 2,858,308 common shares issuable pursuant to 2,858,308 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

Interest Rate Risk

Our exposure to interest rate risk relates primarily to our cash and cash equivalents balances and short-term investments which are interest bearing. At December 31, 2021 and September 30, 2021, we had cash reserves and short-term investments of $189,199,287 and $194,927,183 respectively, consisting primarily of funds in cash, cash equivalent and guaranteed investment certificates. The primary objective of our investment activities is to preserve principal while also maintaining liquidity and maximizing investment returns without significantly increasing risk. We do not enter into investments for trading or speculative purposes. Our investment portfolio is primarily composed of short-term investments with maturities up to 12 months. Interest income is not significant to the Company’s projected operational budget and related interest rate fluctuations are not significant to the Company’s risk assessment. Accordingly, we do not expect our operating results or cash flows to be materially affected by a sudden change in market interest rates.

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

At December 31, 2021, our net monetary assets denominated in Canadian dollars were $239,526 (C$303,671) and our net monetary liabilities in Euro dollars were $6,825 (€6,013). We are subject to foreign currency translation risk when translating these foreign currency denominated net monetary assets to U.S. dollars for period end financial statement preparation. The fluctuation of the Canadian dollar relative to the U.S. dollar will have an impact on the reported balances for net assets, net loss and shareholders’ equity in our consolidated financial statements. A hypothetical 10% increase (decrease) in the value of the Canadian dollar relative to the U.S. dollar would result in a foreign exchange gain (loss) of $23,270 in our Consolidated Statements of Operations and Comprehensive Loss for the period ended December 31, 2021.

Item 4.     Controls and Procedures

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2021, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2021.

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

Dated: February 3, 2022

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer