Form 10-Q
period 2022-03-31
ESSA Pharma Inc.
filed 2022-05-10
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of outstanding common shares of the registrant, no par value per share, as of May 10, 2022 was 44,059,700.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2022

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

●	risks related to our ability to maintain operations and execute on our business plan within projected timelines as a result of the COVID-19 outbreak or other health epidemics;
●	risks related to clinical trial development and our ability to conduct the clinical trial of our product candidate and the predictive value of our current or planned clinical trials;
●	risks related to clinical trials being conducted by third parties under collaboration and clinical supply agreements, including combination studies, using the Company’s product candidate, studies which the Company may not control, and ensuing reputational risk related to clinical trial results;
●	risks related to our future success being dependent primarily on identification through preclinical studies, clinical studies, regulatory approval for commercialization of a single product candidate;
●	risks related to our license agreement with third parties;
●	uncertainty related to our ability to obtain required regulatory approvals for our proposed products;

●	risks related to the Company’s ability to conduct a clinical trial or submit a future NDA/NDS or IND/CTA (each, as defined herein);
●	risks related to our ability to successfully commercialize future product candidates;
●	risks related to the possibility that our product candidate and potential future product candidates, if any, may have undesirable side effects;
●	risks related to our ability to enroll subjects in clinical trials, including enrollment delays that may be the result of the impact of Covid at clinical trial sites;
●	risks that the FDA may not accept data from trials conducted in locations outside the United States;
●	risks related to our ongoing obligations and continued regulatory review;
●	risks related to potential administrative or judicial sanctions;
●	the risk of increased costs associated with prolonged, delayed or terminated clinical trials;
●	the risk that third parties may not carry out their contractual duties;
●	risks related to the possibility that our relationships with clinical research organizations or academic institutions may terminate;
●	risks related to our lack of experience manufacturing product candidates on a large clinical or commercial scale and our lack of manufacturing facility;
●	risks inherent in foreign operations, including related to foreign sourced raw materials, manufacturing or clinical trials;
●	risks related to disruptions in domestic and foreign supply chains that the Company relies on for the production and shipment of raw materials and clinical trial materials, including disruptions in suppliers ability to deliver related to Covid;
●	risks related to our failure to obtain regulatory approval in international jurisdictions;
●	risks related to recently enacted and future legislation in the United States that may increase the difficulty and cost for us to obtain marketing approval of, and commercialize, our product candidate and potential future products, if any, and affect the prices we may obtain;
●	risks related to new legislation, new regulatory requirements, and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare;
●	uncertainty as to our ability to raise additional funding;
●	risks related to our ability to raise additional capital on favorable terms and the impact of dilution from incremental financing;
●	risks of a deemed default on any residual obligations of the agreement providing for the CPRIT Grant and having to reimburse all of the CPRIT Grant, if such deemed default is not waived by CPRIT;
●	risks related to our incurrence of significant losses in every quarter since inception and our anticipation that it will continue to incur significant losses in the future;
●	risks related to our limited operating history;
●	risks related to our reliance on proprietary technology;
●	risks related to our ability to protect our intellectual property rights throughout the world;
●	risks related to claims by third parties asserting that we, or our employees or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our intellectual property;
●	risks related to our ability to comply with governmental patent agency requirements in order to maintain patent protection;
●	risks related to computer system failures or security breaches and increasing cyber threats;
●	risks related to business disruptions that could seriously harm our future revenues and financial condition and increase our costs and expenses;
●	risks related to our dependence on the use of information technologies;
●	risks related to our ability to attract and maintain highly qualified personnel;
●	risks relating to the possibility that third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues;
●	risks related to potential conflicts of interest between us and our directors and officers;
●	risks related to competition from other biotechnology and pharmaceutical companies;
●	risks related to movements in foreign currency exchange rates, interest rates and rate of inflation;

●	risks related to our ability to convince public payors and hospitals to include our product candidate and potential future products, if any, on their approved formulary lists;
●	risks related to our ability to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements;
●	risks related to our ability to manage growth;
●	risks related to our ability to achieve or maintain expected levels of market acceptance for our products;
●	risks related to our ability to realize benefits from acquired businesses or products or form strategic alliances in the future;
●	risks related to collaborations with third parties;
●	risks that employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation;
●	risks related to product liability lawsuits;
●	risks related to compulsory licensing and/or generic competition;
●	risks related to no longer being considered an emerging growth company;
●	risks related to our ability to maintain an active trading market for the Company's common shares;
●	risks related to share price volatility in the event there is low liquidity for the trading of the Company’s common shares;
●	risks related to the possibility that laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and Canada and require us to develop and implement costly compliance programs;
●	risks related to laws that govern fraud and abuse and patients’ rights;
●	risks related to our ability to comply with environmental, health and safety laws and regulations;
●	risks related to us being a “passive foreign investment company”;
●	risks related to United States investors’ ability to effect service of process or enforcement of actions against us;
●	risks related to market price and trading volume volatility;
●	risks related to our dividend policy;
●	risks associated with future sales of our securities;
●	risks related to our ability to implement and maintain effective internal controls;
●	risks related to provisions in our charter documents and Canadian law affecting corporate governance; and
●	risks related to analyst coverage.

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

In December 2019, a novel strain of coronavirus, COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to multiple countries, including the United States, Canada, and all European countries. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic. COVID-19 has had a broad adverse impact on the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. Although COVID-19 has not to date had a material impact on our business, operations, or financial condition, there can be no assurances that it will not have an impact on our business, operations, or financial condition going forward, such as disruption to supply chains or in the recruitment of patients at clinical trial sites, which has resulted in delays to projected timelines that are not deemed to be material. Management has taken recommended precautions, including adherence to local and facility-related pandemic mandates, support for work at home, encouragement and monitoring of employee vaccination, implementation of changes to secure supply chains, and taking other steps to minimize the impact to the Company of the effect of COVID-19 on vendors and partners involved in the clinical trial program, including engaging additional clinical trial sites. See “Risk Factors - Risks Relating to COVID-19” in our Annual Report on Form 10-K.

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	March 31,	September 30,
	2022	2021

ASSETS

Current
Cash and cash equivalents	$86,235,830	$137,825,024
Short-term investments (Note 4)	94,782,609	57,102,159
Receivables	19,254	489,012
Prepaids (Note 5)	1,064,464	2,181,882

	182,102,157	197,598,077

Deposits	259,455	259,455
Operating lease right-of-use assets (Note 7)	247,393	308,286

Total assets	$182,609,005	$198,165,818

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$3,618,508	$3,808,944
Current portion of operating lease liabilities (Note 7)	128,366	120,719
Current portion of derivative liabilities (Note 8)	1,929	—

	3,748,803	3,929,663

Operating lease liabilities (Note 7)	145,268	210,251
Derivative liabilities (Note 8)	—	20,352

Total liabilities	3,894,071	4,160,266

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,059,700 issued and outstanding (September 30, 2021 – 43,984,346) (Note 9)	278,029,966	277,415,176
Additional paid-in capital (Note 9)	40,538,466	36,442,620
Accumulated other comprehensive loss	(2,125,210)	(2,076,479)
Accumulated deficit	(137,728,288)	(117,775,765)

	178,714,934	194,005,552

Total liabilities and shareholders’ equity	$182,609,005	$198,165,818

Nature of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2022	2021	2022	2021

OPERATING EXPENSES
Research and development	$7,649,459	$7,268,257	$13,669,218	$11,754,029
Financing costs (Note 7)	3,526	299	7,851	1,480
General and administration	3,817,370	4,615,332	6,879,540	6,824,249

Total operating expenses	(11,470,355)	(11,883,888)	(20,556,609)	(18,579,758)

Foreign exchange	16,259	7,649	29,428	14,845
Interest and other income	481,751	39,208	556,335	74,899
Derivative liability gain (loss) (Note 8)	117,741	(1,128,216)	18,423	(1,039,086)

Net loss for the period before taxes	(10,854,604)	(12,965,247)	(19,952,423)	(19,529,100)

Income tax recovery (expense)	—	—	(100)	35,149

Net loss for the period	(10,854,604)	(12,965,247)	(19,952,523)	(19,493,951)

OTHER COMPREHENSIVE LOSS
Unrealized loss on short-term investments	(48,731)	—	(48,731)	—

Loss and comprehensive loss for the period	$(10,903,335)	$(12,965,247)	$(20,001,254)	$(19,493,951)

Basic and diluted loss per common share	$(0.25)	$(0.36)	$(0.45)	$(0.56)

Weighted average number of common shares outstanding – basic and diluted	44,030,480	36,484,041	44,009,903	34,896,509

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE SIX MONTHS ENDED MARCH 31,

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(19,952,523)	$(19,493,951)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	60,893	55,162
Amortization of premiums/discounts on short-term investments, net	65,060	—
Accretion of lease liability	7,410	1,480
Derivative liability loss (gain)	(18,423)	1,039,086
Interest income	(157,464)	(20,106)
Unrealized foreign exchange	19,520	23,300
Share-based payments	4,363,444	3,868,671

Changes in non-cash working capital items:
Receivables	476,062	19,246
Prepaids	1,117,418	1,108,166
Accounts payable and accrued liabilities	(186,188)	1,883,888

Net cash used in operating activities	(14,204,791)	(11,515,058)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(104,817,397)	(55,017,103)
Proceeds from short-term investments sold	67,028,803	20,000,000
Interest from short-term investments	162,789	13,625

Net cash used in investing activities	(37,625,805)	(35,003,478)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of common shares	—	149,999,985
Share issuance costs	—	(9,109,462)
Options exercised	319,832	930,686
Warrants exercised	—	249
Shares purchased through employee share purchase plan	27,360	27,369
Lease payments	(64,746)	(60,575)

Net cash provided by financing activities	282,446	141,788,252

Effect of foreign exchange on cash and cash equivalents	(41,044)	(28,176)
Change in cash and cash equivalents for the period	(51,589,194)	95,241,540
Cash and cash equivalents, beginning of period	137,825,024	56,320,763

Cash and cash equivalents, end of period	$86,235,830	$151,562,303

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2022 AND 2021

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2020	32,064,411	$131,086,364	$31,204,284	$(2,076,479)	$(80,970,304)	$79,243,865
Warrants exercised	1,493,504	2,987,158	(2,987,009)	—	—	149
Options exercised	42,207	274,365	(120,664)	—	—	153,701
Shares issued through employee share purchase plan	5,261	39,638	(12,269)	—	—	27,369
Share-based payments	—	—	1,204,985	—	—	1,204,985
Loss for the period	—	—	—	—	(6,528,704)	(6,528,704)

Balance, December 31, 2020	33,605,383	$134,387,525	$29,289,327	$(2,076,479)	$(87,499,008)	$74,101,365
Financing	5,555,555	149,999,985	—	—	—	149,999,985
Share issuance costs	—	(9,168,801)	—	—	—	(9,168,801)
Warrants exercised	1,043,538	143,853	(143,753)	—	—	100
Options exercised	213,381	1,377,947	(600,962)	—	—	776,985
Share-based payments	—	—	2,663,684	—	—	2,663,684
Loss for the period	—	—	—	—	(12,965,247)	(12,965,247)

Balance, March 31, 2021	40,417,857	$276,740,509	$31,208,296	$(2,076,479)	$(100,464,255)	$205,408,071

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2021	43,984,346	$277,415,176	$36,442,620	$(2,076,479)	$(117,775,765)	$194,005,552
Options exercised	29,080	184,512	(80,188)	—	—	104,324
Shares issued through employee share purchase plan	2,444	45,936	(18,576)	—	—	27,360
Share-based payments	—	—	2,500,091	—	—	2,500,091
Loss for the period	—	—	—	—	(9,097,919)	(9,097,919)

Balance, December 31, 2021	44,015,870	$277,645,624	$38,843,947	$(2,076,479)	$(126,873,684)	$187,539,408
Options exercised	43,830	384,342	(168,834)	—	—	215,508
Share-based payments	—	—	1,863,353	—	—	1,863,353
Loss for the period	—	—	—	(48,731)	(10,854,604)	(10,903,335)

Balance, March 31, 2022	44,059,700	$278,029,966	$40,538,466	$(2,125,210)	$(137,728,288)	$178,714,934

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE SIX MONTHS ENDED MARCH 31, 2022

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of March 31, 2022, no products are in commercial production or use.

2.     BASIS OF PRESENTATION

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements, including comparatives, have been prepared in accordance with United States’ Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these condensed consolidated interim financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended September 30, 2021 and included in the Company’s 2021 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on November 18, 2021.

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended March 31, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2021 Annual Report on Form 10-K for the year ended September 30, 2021, with the exception of any policies described in Note 3.

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

3.     RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting pronouncements not yet adopted

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed consolidated interim financial statements.

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 0.31%-1.58% per annum and have maturities of up to 12 months.

Short-term investments also consist of U.S. treasury securities, corporate debt securities and commercial paper. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive loss as a component of shareholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to interest income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

	As of March 31, 2022
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Interest	Fair Value

GICs and Term deposits	$77,171,949	$—	$—	$20,918	$77,192,867
U.S. Treasury securities	11,266,180	—	(25,478)	121,842	11,362,544
Corporate debt securities	5,220,823	—	(21,024)	30,444	5,230,243
Commercial paper	996,955	—	—	—	996,955

Balance, end of period	$94,655,907	$—	$(46,502)	$173,204	$94,782,609

	As of September 30, 2021
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Interest	Fair Value

GICs and Term deposits	$57,026,103	$—	$—	$76,056	$57,102,159

Balance, end of period	$57,026,103	$—	$—	$76,056	$57,102,159

As of March 31, 2022, short-term investments have an aggregate fair market value of $94.8 million (2021 – $57.1 million) were in an aggregate gross unrealized loss position of $46,502 (2021 - $Nil). The Company considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. Accordingly, no allowance for credit losses has been recorded as of March 31, 2022 and no realized gains or losses on sales of short-term investments have been recorded through March 31, 2022.

5.     PREPAIDS

	March 31,	September 30,
	2022	2021

Prepaid insurance	$800,780	$1,751,052
Prepaid CMC and clinical expenses and deposits	240,513	240,513
Other deposits and prepaid expenses	23,171	190,317

Balance, end of period	$1,064,464	$2,181,882

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,	September 30,
	2022	2021

Accounts payable	$756,555	$1,425,871
Accrued expenses	2,485,360	2,062,441
Accrued vacation	376,593	320,632

Balance, end of period	$3,618,508	$3,808,944

7.     OPERATING LEASE

Operating lease right-of-use asset
Balance, September 30, 2020	$55,162
Addition	341,125
Amortization	(55,162)

Balance, March 31, 2021	$341,125

Balance, September 30, 2021	$308,286
Amortization	(60,893)

Balance, March 31, 2022	$247,393

Operating lease liabilities
Balance, September 30, 2020	$59,094
Addition	341,125
Accretion	1,480
Lease payments	(60,574)

Balance, March 31, 2021	$341,125

Balance, September 30, 2021	$330,970
Accretion	7,410
Lease payments	(64,746)

Balance, March 31, 2022	$273,634

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At March 31, 2022, the Company’s incremental borrowing rate was 5.0% and the remaining lease term for the South San Francisco office was 26 months and Houston office was 16 months.

Accretion expense of $7,410 (2021 - $1,480) has been recorded in “general and administrative expenses” and “financing costs” in the condensed consolidated interim statements of operations and comprehensive loss respectively.

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

Valuation

The Company uses the Black-Scholes option pricing model to estimate fair value. The following weighted average assumptions were used to estimate the fair value of the derivative warrant liabilities on March 31, 2022 and 2021:

	March 31,		March 31,
	2022		2021

Risk-free interest rate	2.65%		0.29%
Expected life	0.79	years	1.79	years
Expected annualized volatility	93.6%		85.9%
Dividend	—		—
Liquidity discount	20%		20%

Sensitivity

The derivative warrants are a recurring Level 3 fair value measurement. The key level 3 inputs used by management to determine the fair value are the market price, expected volatility and liquidity discount. If the market price were to increase by a factor of 10% this would increase the obligation by approximately $1,039 as of March 31, 2022. If the market price were to decrease by a factor of 10% this would decrease the obligation by approximately $747 as of March 31, 2022. If the volatility were to increase by 10%, this would increase the obligation by approximately $2,926 as of March 31, 2022. If the volatility were to decrease by 10%, this would decrease the obligation by approximately $1,348 as of March 31, 2022.

The following table is a continuity schedule of changes to the Company’s derivative liabilities:

Total

Balance, September 30, 2020	$127,376
Change in fair value	(107,023)

Balance, September 30, 2021	$20,353
Change in fair value	(18,424)

Balance, March 31, 2022	$1,929

Derivatives with expected life of less than one year	$1,929
Derivatives with expected life greater than one year	$—

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

Omnibus incentive plans

The Company has adopted an omnibus incentive plan (“Omnibus Plan”) consistent with the policies and rules of the Nasdaq. Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of March 31, 2022, the Company has not issued any instruments other than stock options under the Omnibus Plan.

As of March 31, 2022, the Omnibus Plan has a maximum of 8,410,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six-month periods commencing on January 1 and July 1 and ending on June 30 and December 31 of each calendar year. As of March 31, 2022, the ESPP has a maximum of 249,974 (September 30, 2021 – 252,418) common shares reserved for issuance.

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

During the six months ended March 31, 2022, the Company issued 2,444 shares (2021 – 5,261) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months ended		For the six months ended
	March 31,		March 31,
	2022	2021	2022	2021

Research and development expense	$8,483	$9,123	$12,133	$14,693
General and administrative	805	17,381	6,957	17,946
	$9,288	$26,504	$19,090	$32,639

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2022	2021

Risk-free interest rate	0.44%	0.19%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	87.90%	61.26%
Dividend	—	—

Stock options

Pursuant to the Omnibus Plan, options may be granted with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board of Directors at its discretion. The options issued under the Stock Option Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2020	5,309,584	$3.42
Options granted	1,889,646	9.87
Options exercised	(323,610)	(3.68)
Options expired/forfeited	(72,390)	(4.46)

Balance, September 30, 2021	6,803,230	$5.20
Options granted	170,000	8.85
Options exercised	(72,910)	(4.41)
Options expired/forfeited	(104,584)	(3.18)

Balance outstanding, March 31, 2022	6,795,736	$5.33
Balance exercisable, March 31, 2022	3,908,576	$4.14
*	Options exercisable in Canadian dollars as of March 31, 2022 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding options.

At March 31, 2022, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$3.23	3,674,188	7.52	*
	$3.59	26,667	7.55
	$3.81	185,816	6.87
	$4.00	539,518	5.73
	$4.67	183,511	7.59
	$7.00	1,491,646	8.70
	$8.47	120,000	9.54
	$9.76	50,000	9.89
	$13.96	190,000	8.79
	$29.63	100,000	9.08
	$31.62	75,000	9.17
C$	4.90	129,503	5.16
C$	5.06	29,887	6.87	*
		6,795,736	7.71

* 25,258 options expired unexercised subsequent to March 31, 2022

Share-based compensation

During the six months ended March 31, 2022, the Company granted a total of 170,000 (2021 – 1,714,646) stock options with a weighted average fair value of $8.85 per option (2021 – $7.77).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the period ended March 31, 2022 and 2021 with allocations to its functional expense as follows:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2022	2021	2022	2021

Research and development expense	$1,113,376	$782,846	$2,369,077	$1,064,700
General and administrative	740,689	1,854,336	1,975,277	2,771,332
	$1,854,065	$2,637,182	$4,344,354	$3,836,032

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2022		2021

Risk-free interest rate	1.20%		0.39%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	80.00%		78.05%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2020	9,272,977	$1.73
Warrants exercised	(6,038,227)	(0.06)

Balance outstanding and exercisable, September 30, 2021 and March 31, 2022	3,234,750	$4.84

At March 31, 2022, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants		Exercise Price		Expiry Date

227,273	(1)	US$	66.00	January 14, 2023
7,477		US$	42.80	November 18, 2023
80,000		US$	4.00	January 9, 2023
2,920,000		US$	0.0001	August 23, 2024
3,234,750
(1)	Detailed terms of the 2016 Warrants are included in Note 8.

10.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at March 31, 2022 is $77,658 (September 30, 2021 - $82,036) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

11.    SEGMENTED INFORMATION

The Company works in one industry being the development of small molecule drugs for prostate cancer. The Company’s right of use asset is located in the USA.

12.    FINANCIAL INSTRUMENTS AND RISK

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued liabilities and derivative liabilities. The fair value of cash and cash equivalents, GICs and term deposists included in short-term investments, receivables and accounts payable and accrued liabilities approximates their carrying values due to their short term to maturity. The fair value of U.S. treasury securities, corporate debt securities and commercial paper included in short-term investments are measured using Level 2 inputs based on standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers (Note 4).The derivative liabilities are measured using Level 3 inputs (Note 8).

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

Financial risk factors

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and receivables. The Company limits its exposure to credit loss by placing its cash with major financial institutions. The Company considers highly liquid investments with a maturity of up to twelve months when purchased to be short-term investments. Short-term investments includes investments that may have maturity dates exceeding one year at the date of purchase; however, the Company may liquidate investment positions prior to maturity to implement management strategies. The Company maintains an investment policy which requires certain minimum investment grades over its investment instruments.

As of March 31, 2022, cash and cash equivalents consisted of cash in Canada and the United States and term deposits in Canada and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2022, the Company had working capital of $178,353,354. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of March 31, 2022, the Company has cash and cash equivalents balances and short-term investments which are interest bearing. Interest income is not central to the Company’s capital management strategy and not significant to the Company’s projected operational budget. Interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars, UK pound and Euro. The Company maintains its cash and cash equivalents in US dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian dollar, UK Pound, Euro and U.S. dollar in relation to Canadian dollar, UK Pound, Euro dollars held at March 31, 2022 would result in a fluctuation of $6,565 in the net loss recognized for the period. The Company does not currently engage in hedging activities.

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

According to the American Cancer Society, in the United States, prostate cancer is the second most frequently diagnosed cancer among men, behind skin cancer. Approximately one-third of all prostate cancer patients who have been treated for local disease with curative intent will subsequently have rising serum levels of PSA, which is an indication of recurrent disease with or without development of distant metastasis. Patients with recurrent disease as indicated by rising PSA usually undergo initial androgen ablation therapy using analogues of luteinizing hormone releasing hormone or surgical castration; this approach is termed “androgen deprivation therapy” (“ADT”). Most of these patients initially respond to this androgen ablation therapy; however, many experience a recurrence in tumor growth despite the reduction of testosterone to castrate levels, and at that point are considered to have CRPC. Following diagnosis of CRPC, patients have been generally treated with antiandrogens that block the binding of androgens (darolutamide, enzalutamide, apalutamide or bicalutamide) to the AR, or inhibit synthesis of androgens (abiraterone). More recently, significant improvements in progression free survival and overall survival have been achieved by utilizing this latest generation of antiandrogens in combination with ADT earlier in the disease natural history (i.e., HSPC and nmCRPC).

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

The incidence of both metastatic and non-metastatic CRPC continues to rise, and using a dynamic progression model, Scher et al.1 projected a 2020 incidence of 546,955 and prevalence of 3,072,480. The Company believes that the aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company intends to initially focus on patients who have failed second-generation antiandrogen therapies (i.e., abiraterone and/or lutamides) for the following reasons:

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

1 Scher HI, Solo K, Valant J, Todd MB, Mehra M (2015) Prevalence of Prostate Cancer Clinical States and Mortality in the United States: Estimates Using a Dynamic Progression Model. PLoS ONE 10(10): e0139440. doi:10.1371/journal.pone.013944

Furthermore, the Company believes that a successful Phase I clinical trial will facilitate the early study of the combination of EPI-7386 with second-generation antiandrogens. The Company and its collaborators have developed preclinical in vitro and in vivo evidence supporting further evaluation of the combination of NTD inhibitors together with the LBD inhibiting antiandrogens. The Company believes that the application of two independent, complementary mechanisms of AR transcription inhibition may result in greater suppression of androgen activity and the delay or prevention of drug resistance. Recent progress in the clinical treatment of prostate cancer has resulted from the earlier utilization of antiandrogens in combination with classic ADT, consistent with the premise that more effective androgen suppression may yield clinical benefit. The Company believes that the introduction of NTD inhibitors such as EPI-7386 therefore has potential to improve androgen suppression, delay the emergence of resistance, and result in improved clinical benefit. The Company has announced a number of collaborative studies in line with this strategy. The first collaboration, with Janssen Research & Development, LLC (“Janssen”), to study in clinical trials the safety and potential benefit of combination of EPI-7386 with abiraterone acetate with prednisone as well as the combination of EPI-7386 with apalutamide was announced January 13, 2021. A second collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s androgen receptor inhibitor, enzalutamide, in patients with mCRPC was announced on February 24, 2021. A third collaboration and supply agreement with Bayer Consumer Care AG (“Bayer”) to evaluate EPI-7386 in combination with Bayer’s androgen receptor inhibitor, darolutamide, in patients with mCRPC was announced on April 28, 2021.

The Company is party to a license agreement with the British Columbia Cancer Agency and the University of British Columbia dated December 22, 2010, as amended on February 10, 2011, May 27, 2014, and May 25, 2021 (the “License Agreement”), which provides the Company with exclusive world-wide rights to the issued patents and patent applications related to the EPI-002 and the EPI-7386 compounds.

The Company believes that it has developed a strong and defensive intellectual property position for aniten structural classes. As of March 2022, ESSA owns rights to 48 issued patents, including 13 issued U.S. patents, that are in force and cover multiple EPI- and aniten structural classes of compounds with different structural motifs/analogues. As of March 2022, 5 of these issued patents cover the EPI-7386 compound and are expected to provide protection until 2036 to 2041. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the aniten next-generation NTD inhibitors, with expected expiration dates between 2036-2041.

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

The Investigational New Drug (“IND”) application to the FDA for EPI-506, to begin a Phase I clinical trial, was allowed in September 2015, with the first clinical patient enrolled in November 2015. The Company’s Clinical Trial Application (“CTA”) submission to Health Canada was subsequently also cleared. Based on allometric scaling, an initial dose level of EPI-506 of 80 mg was determined. However, following the enrollment of the initial cohorts, it became apparent that EPI-506 exposure was much lower in humans than projected. EPI-506 dosing was escalated aggressively to allow patients in the clinical study greater exposure to the drug. The highest dose patients ultimately received was 3600 mg of EPI-506, administered in a single dose or split into two doses daily. The initial data from the Phase I clinical trial was presented at the European Society of Medical Oncology meeting in September 2017.

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

Our Strategy

The Company’s initial therapeutic goal is to develop a safe and effective therapy for prostate cancer patients whose tumors have progressed on current antiandrogen therapy while remaining prevalently driven by the AR pathway. However, preclinical studies suggest the potential of the Company’s aniten compounds to increase therapeutic activity when combined with antiandrogens at the earlier stage of the disease. Therefore, while the Company’s initial priority is to continue Phase I clinical development of EPI 7386 as a single agent, in parallel the Company has also been conducting preclinical studies in collaboration with industry and academic institutions. In addition, the Company has developed collaborations with the relevant pharmaceutical companies in the prostate cancer space for the conduct of clinical trials of combination therapies in earlier line of treatment for patients with mCRPC. The Company’s intent to support these collaborative clinical trials with Janssen, Astellas, and Bayer have been announced. The first of these studies, involving the combination of EPI-7386 with enzalutamide, is being conducted in collaboration with Astellas and Pfizer. ESSA is operationally conducting this trial, with an initial Phase I dose equilibration Phase following by a randomized Phase 2 trial involving a planned 120 patients. The enzalutamide for this trial will be supplied by Astellas. The first patient in this Phase 1/2 study was dosed in January 2022. The combination trials with abiraterone acetate with prednisone, and with apalutamide that are being conducted by Janssen, have been initiated. The Bayer-led Phase 1/2 trial will evaluate EPI-7386 in combination with darolutamide in earlier line MCRPC patients. ESSA will provide EPI-7386 for the combination trials being conducted by Janssen and Bayer. From the preclinical perspective, the Company together with collaborators is further exploring other potential applications for AR-NTD inhibitors, including breast cancer and other AR-associated cancers.

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

At the 32nd EORTC-NCI-AACR Annual Symposium on Molecular Targets and Cancer Therapeutics (“ENA”) on October 24, 2020, an oral poster presentation titled, “The preclinical characterization of the N-terminal domain androgen receptor inhibitor, EPI-7386, for the treatment of prostate cancer,” presented new information about EPI-7386 including: (i) in an in vitro cellular thermal shift assay (CETSA), EPI-7386 was shown to physically interact with the both the full-length and the splice variant (AR-V7) form of the AR (ii) in an in vitro full-length AR-driven cellular model (LNCaP), RNAseq data was analyzed by pathway enrichment analysis. EPI-7386 demonstrates largely similar modulation of AR-regulated genes compared to enzalutamide, but with additional unique elements; and (iii) EPI-7386 exhibits superior activity to enzalutamide in the AR-V7-driven cellular models LNCaP95 and 22Rv1 by modulating AR-driven gene expression with or without the addition of an external androgen.

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

On February 11, 2021, the Company presented preclinical and clinical pharmacology data from ESSA’s Phase 1 clinical trial of EPI-7386 for the treatment of patients with mCRPC at the 2021 American Society of Clinical Oncology Genitourinary (“ASCO GU”) Cancers Symposium in an oral poster presentation titled, “Preclinical and clinical pharmacology of EPI-7386, an androgen receptor N-terminal domain inhibitor for castration-resistant prostate cancer.” The poster is available on the Company website.

Data on the poster included a comparison of preclinical projections of EPI-7386 clinical pharmacokinetic parameters to the pharmacokinetic, safety and preliminary clinical data from the initial 200 mg cohort of patients enrolled in ESSA’s multi-center, open-label, ascending multiple-dose Phase 1 study of EPI-7386 to treat patients with mCRPC who have become resistant to standard of care treatments. Patients participating in this trial have progressed on two or more approved systemic therapies for mCRPC, including at least one second generation antiandrogen therapy not necessarily in the metastatic disease setting. In this initial cohort of patients receiving the 200 mg once-daily dose, EPI-7386 was well-tolerated with no SAEs observed. The results from this cohort support ESSA’s preclinical projections regarding the pharmacologic properties of EPI-7386 in humans. EPI-7386 was well-absorbed, demonstrated high exposure levels and was confirmed to have a long half-life of at least 24 hours. The predicted exposures of EPI-7386 in patients at that 200 mg dose level were similar to the Company’s modeled projections and were still below optimal target exposures of EPI-7386 associated with anti-tumor activity in animal models. Although the 200 mg dose exposure was suboptimal, one out of three patients who completed 12 weeks of therapy experienced a PSA decline of more than 50 percent after three cycles of EPI-7386 therapy (12 weeks) with ongoing continued PSA declines continuing through seventeen cycles of therapy, despite previously having failed enzalutamide and abiraterone acetate.

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

Patients are currently being dosed at 1,000 mg QD, and at 800 mg/day, administered as 400 mg dosed twice daily (BID) to enhance patient drug exposures, with each of these dose levels being cleared as safe and tolerable. A patient cohort at 1,200 mg/day, administered as 600 mg BID, has begun dosing. The protocol amendment filed with the FDA in September 2021 allows for monotherapy development in less heavily pretreated patients in whom the Company believes the androgen receptor pathway continues to be the primary driver of tumor growth. The Company’s goal is to establish, in the first half of 2022, one or more doses/schedules to be tested in the expansion Phase 1b study in alignment with the FDA Project Optimus guidance. This recommended dose or doses will be based on multiple inputs, including pharmacokinetic and biological observations, in addition to clinical experience. It is expected that a clinical readout of the Phase 1a monotherapy trial will be presented in the first half of calendar 2022. The expansion Phase 1b study is expected to commence in the second half of 2022 and will confirm a RP2D.

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

As part of the continued preclinical work on Aniten compounds, the Company has studied NTD degraders and presented data for its first generation of AR Aniten based chimera (“ANITAC”) NTD degraders at the AACR annual meeting on April 10, 2022 in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models”. The preclinical data demonstrate the potential of ESSA’s ANITAC degraders as a new approach to AR pathway inhibition. The intrinsically disordered nature of the NTD region of the AR has meant it has generally been considered undruggable. The preclinical studies have shown that through their unique ability to bind to the NTD of AR, ANITACs have the ability to inhibit NTD-mediated AR transcription while also degrading AR protein including resistant forms of AR which are commonly associated with castration-resistant prostate cancer.

The preclinical results demonstrate that ANITAC degraders utilize the ubiquitin proteasome system and can degrade many forms of AR including full length, mutant, and splice variants which are often expressed in CRPC patients. Specifically, the ANITAC degraders show robust potency in inhibiting AR transcriptional activity driven by AR-FL, AR-V7, or AR-V567es. In addition, the orally-bioavailable ANITAC degraders exhibit high potency in inhibiting AR-dependent transcription and reducing viability of AR-dependent prostate cancer cells.

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

Once the RP2D for each drug has been established, Phase 2 of the study will commence. Phase 2 is a two-arm, randomized (2:1), open-label study and is expected to enroll 120 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. The goal of the Phase 2 of the study that will be conducted by ESSA is to evaluate the safety, tolerability and anti-tumor activity of EPI-7386 in combination with a fixed dose of enzalutamide compared with enzalutamide as a single agent.

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

Patent Applications

ESSA has licensed certain patent rights, with respect to some of its compounds that modulate AR activity, from the Licensors. ESSA has the right to acquire ownership of the licensed patents and patent applications upon specified payment to the Licensors, and providing that payments required under the License Agreement continue to be made.

As of March 2022, ESSA owns rights to 48 issued patents worldwide, including 13 issued U.S. patents, that are in force and cover multiple EPI- and aniten structural classes of compounds with different structural motifs/analogues. As of March 2022, 5 of these issued patents cover the EPI-7386 compound, and are expected to provide protection between 2036 to 2041.

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

Developments

Recent Developments

At the October 2021 American Association for Cancer Research (“AACR”), National Cancer Institute (“NCI”), and European Organisation for Research and Treatment of Cancer (“EORTC”) Virtual International Conference on Molecular Targets and Cancer Therapeutics, the Company presented preclinical data characterizing the mechanism of action of EPI-7386, including the results of NMR studies which confirm the binding of the compound to the NTD of the AR, a region not currently targeted by other antiandrogen therapies. The data also demonstrate that the combination of EPI-7386 with enzalutamide results in complete inhibition of genome-wide androgen-induced AR binding, supporting the rationale for Phase 1 / 2 combination trials of EPI-7386 with approved antiandrogens in patients with mCRPC.

On January 19, 2022, the Company announced the first patient dosed in the Company-sponsored Phase 1/2 study to evaluate the safety, tolerability and preliminary efficacy of ESSA’s lead product candidate, EPI-7386, a first-in-class N-terminal domain androgen receptor inhibitor, in combination with Astellas and Pfizer Inc.’s ligand-binding domain androgen receptor inhibitor, enzalutamide, in patients with metastatic castration-resistant prostate cancer (“mCRPC”). This combination trial investigates the potential clinical benefit of inhibiting the androgen receptor through two independent pathways in the treatment of patients with mCRPC who have not yet received treatment with a second-generation antiandrogen drug. In preclinical models, the combination of EPI-7386 with lutamides by simultaneously targeting both ends of the AR resulted in deeper and broader inhibition of androgen biology.

The Phase 1/2 clinical trial (NCT05075577) is a two part study. The Phase 1 part of the study evaluates the safety and tolerability of the drug combination to establish the recommended Phase 2 doses for EPI-7386 and enzalutamide when dosed in combination. This Phase of the study is expected to enroll up to 30 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. In the Phase 2 part of the study single agent enzalutamide is compared to the combination of enzalutamide and EPI-7386 in the same patient population. The goal of the Phase 2 part of the study is to evaluate the safety, tolerability and anti-tumor activity of EPI-7386 in combination with a fixed dose of enzalutamide compared with enzalutamide as a single agent. This part of the study is expected to enroll 120 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies.

At the AACR annual meeting on April 10, 2022, the Company presented preclinical data for its first generation of androgen receptor (AR) ANITen bAsed Chimera (ANITAC™) N-terminal domain (NTD) degraders. The preclinical results demonstrate that ANITAC degraders utilize the ubiquitin proteasome system and can degrade many forms of AR including full length, mutant and splice variant which are often expressed in CRPC patients. Specifically, the ANITAC degraders show robust potency in inhibiting AR transcriptional activity driven by AR-FL, AR-V7, or AR-V567es. In addition, the orally-bioavailable ANITAC degraders exhibit high potency in inhibiting AR-dependent transcription and reducing viability of AR-dependent prostate cancer cells.

ESSA has never been profitable and has incurred net losses since inception. ESSA’s net losses were $20,001,254 and $19,493,951 for the six months ended March 31, 2022, and 2021 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of March 31, 2022:

	For the Quarters Ended
	March 31,	December 31,	September 30,	June 30,
	2022	2021	2021	2021
Research and development expense	$7,649,459	$6,019,759	$6,273,052	$6,231,908
General and administration	3,817,370	3,062,170	2,942,432	3,117,900
Comprehensive income (loss)	(10,903,335)	(9,097,919)	(8,559,499)	(8,752,011)
Basic and diluted earnings (loss) per share	(0.25)	(0.21)	(0.19)	(0.21)
Cash and cash equivalents	86,235,830	121,058,121	137,825,024	145,194,181
Short-term investments	94,782,609	68,141,166	57,102,159	57,068,822
Total assets	182,609,005	191,486,181	198,165,818	203,524,045
Long-term liabilities	145,268	288,971	230,603	817,735
Working capital	178,353,354	187,291,085	193,668,414	199,949,211

	For the Quarters Ended
	March 31,	December 31,	September 30,	June 30,
	2021	2020	2020	2020
Research and development expense	$7,268,257	$4,485,772	$2,236,680	$2,703,704
General and administration	4,615,332	2,208,917	2,200,159	2,171,020
Comprehensive income (loss)	(12,965,247)	(6,528,704)	(4,553,342)	(4,924,828)
Basic and diluted earnings (loss) per share	(0.36)	(0.20)	(0.17)	(0.24)
Cash and cash equivalents	151,562,303	52,484,512	56,320,763	36,482,049
Short-term investments	57,034,921	22,016,344	22,011,337	-
Total assets	210,001,054	76,174,988	80,574,565	38,100,438
Long-term liabilities	1,413,292	38,246	127,376	76,762
Working capital	206,202,601	73,861,974	79,038,442	36,475,762

Results of Operations for the Six Months Ended March 31, 2022 and 2021

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $20,001,254 for the six months ended March 31, 2022 compared to a comprehensive loss of $19,493,951 for the six months ended March 31, 2021. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

R&D expense included the following major expenses by nature:

	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Clinical	$1,112,940	$1,740,573	$1,972,586	$3,056,445
Consulting	139,499	205,747	282,095	294,106
Legal patents and license fees	202,942	248,310	509,582	316,853
CMC	1,838,612	2,654,734	2,866,647	4,107,094
Other	39,368	38,982	55,770	46,331
Preclinical and data analysis	2,357,100	961,487	4,131,305	1,962,949
Research grants and administration	-	157,080	-	157,080
Royalties	66,805	66,759	82,485	66,759
Salaries and benefits	639,302	401,556	1,146,817	662,605
Share-based payments	1,121,859	791,969	2,381,210	1,079,393
Travel and other	131,032	1,060	240,721	4,414
Total	$7,649,459	$7,268,257	$13,669,218	$11,754,029

The overall R&D expense for the six months ended March 31, 2022 was $13,669,218 compared to $11,754,029 for the six months ended March 31, 2021 and includes non-cash expense related to share-based payments expense of $2,381,210 (2021 - $1,079,393). R&D expense in the six-month period ended March 31, 2022 reflects the ongoing clinical trial of EPI-7386. R&D expense in the six-month periods ended March 31, 2022 and 2021 reflects the ongoing clinical trial of EPI-7386 which commenced in July 2020.

The share-based payments expense of $2,381,210 (2021 - $1,079,393), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Clinical costs of $1,972,586 (2021 - $3,056,445) were generated in relation to expenditures with the Company’s clinical research organizations conducting the Phase 1 clinical trial of EPI-7386.

Preclinical and data analysis costs of $4,131,305 (2021 – $1,962,949) were generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trial related to the Phase I study.

CMC costs of $2,866,647 (2021 - $4,107,094) included costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of EPI-7386. CMC costs include cGMP manufacturing of EPI 7386 drug supply to support the ongoing clinical trial.

Consulting costs were $282,095 for the six months ended March 31, 2022 (2021 - $294,106) relating to contract project management services and collaborations.

Legal patents and license fees for the period totaled $509,582 (2021 - $316,853). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended		Six months ended
	March 31, 2022	March 31, 2021	March 31, 2022	March 31, 2021
Amortization	$95,505	$27,581	$125,952	$55,162
Consulting and subcontractor fees	80,375	34,318	144,057	83,796
Director fees	84,750	92,805	169,500	186,305
Insurance	486,462	228,224	966,903	455,835
Investor relations	221,023	234,698	336,686	376,218
Office, insurance, IT and communications	117,785	74,719	297,533	129,374
Professional fees	259,603	342,213	525,742	678,694
Regulatory fees and transfer agent	71,864	40,619	139,152	78,463
Rent	2,015	18,500	6,907	34,571
Salaries and benefits	1,653,836	1,648,196	2,148,296	1,950,447
Share-based payments	741,494	1,871,717	1,982,234	2,789,278
Travel and other	2,658	1,742	36,578	6,106
Total	$3,817,370	$4,615,332	$6,879,540	$6,824,249

General and administration expenses increased to $6,879,540 for the six months ended March 31, 2022 from $6,824,249 in the six months ended March 31, 2021 and includes non-cash expense related to share-based payments of $1,982,234 (2021 - $2,789,278). This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Director fees of $169,500 (2021 - $186,305) were incurred for remuneration paid to directors as determined by committee participation fee schedules.

Insurance expense of $966,903 (2021 - $455,835) relates to increased cost of insurance coverage for directors and officers of the Company as a reporting issuer and publicly listed company in the United States, as well as general liability insurance. The Company has realized an increase in premiums which is in line with market trends.

Professional fees of $525,742 (2021 - $678,694) were incurred for legal and accounting services relative to variations in corporate activities. In the prior period, the Company implemented changes with respect to its transition to a domestic issuer from foreign private issuer, including transition of financial statements to U.S. GAAP. The Company is now a US domestic issuer and has ongoing costs to support compliance and contracts.

Derivative liabilities

The Company has certain warrants treated as derivatives for financial reporting purposes. Consequently, the Company’s financial results are impacted by fluctuations in the market price of the Company’s common stock. These warrants are measured at fair value, with changes recognized in the statement of loss and comprehensive loss at each reporting date. During the six months ended March 31, 2022, the Company recorded the resulting change in fair value, largely resulting from the increase in stock price during the period and associated price volatility, of $18,424 (2021 – gain of $1,039,086) in the statement of loss and comprehensive loss.

Three months ended March 31, 2022 and 2021

The Company incurred a comprehensive loss of $10,903,335 for the three months ended March 31, 2022 compared to a comprehensive loss of $12,965,247 for the three months ended March 31, 2021. The detailed changes in R&D and G&A expenses for the three months ended March 31, 2022 and 2021 are included in the tables above.

For the three months ended March 31, 2022, the Company’s R&D investment continued with the ongoing clinical trial of EPI-7386. Clinical costs of $1,112,940 (2021 - $1,740,573) and ongoing preclinical costs and data analysis costs of $2,357,100 (2021 - $961,487) support the clinical trial and  associated analysis. Manufacturing costs of $1,838,612 (2021 - $2,654,734) reflect the ongoing production of drug and has decreased following initial production loads and narrowing of dosage parameters.

G&A expenses were $3,817,370 (2021 - $4,615,332) for the three months ended March 31, 2022. Professional fees of

$259,603 (2021 - $342,213) have decreased as there were collaboration contracts in the prior period. Salaries and benefits of $1,653,836 (2021 - $1,648,196) for the three months ended March 31, 2022 include annual bonuses paid to senior management and employees during the period. Directors’ fees of $84,750 (2021 - $92,805) are paid to directors for their membership on the Board of Directors and for Board committee membership based on an annual fee structure. Insurance expense of $486,462 (2021 - $228,224) has increased relative to the Company’s overall activity level and a market-wide increase in insurance costs.

Share-based payments for research and development team members were $1,121,859 (2021 - $791,969) and $741,494

(2021 – $1,871,717) for key management and personnel allocated to general and administrative costs. Share-based payments expense is non-cash and is estimated under the Black-Scholes method and expensed relative to vesting conditions for the underlying stock options.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of March 31, 2022, the Company has working capital of $178,353,354 (September 30, 2021 - $193,668,414). Operational activities during the three months ended March 31, 2022 were financed mainly by proceeds from the financings completed in July 2020 and February 2021. At March 31, 2022, the Company had available cash reserves and short-term investments of $181,018,439 (September 30, 2021 - $194,927,183) to settle current liabilities of $3,748,803 (September 30, 2021 - $3,929,663). At March 31, 2022, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

Outstanding Share Data

As of May 10, 2022, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 44,059,700 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of May 10, 2022, we had 3,234,750 common shares issuable pursuant to 3,234,750 common share purchase warrants pursuant to full cash exercise, 4,106,409 common shares issuable pursuant to 4,106,409 exercisable outstanding stock options, 2,664,069 common shares issuable pursuant to 2,664,069 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2022, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Dated: May 10, 2022

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer