Form 10-Q
period 2022-06-30
ESSA Pharma Inc.
filed 2022-08-04
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

The number of outstanding common shares of the registrant, no par value per share, as of August 4, 2022 was 44,073,076.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2022

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	June 30,	September 30,
	2022	2021

ASSETS

Current
Cash and cash equivalents	$67,868,096	$137,825,024
Short-term investments (Note 4)	106,727,807	57,102,159
Receivables	19,450	489,012
Prepaids (Note 5)	569,092	2,181,882

	175,184,445	197,598,077

Deposits	259,455	259,455
Operating lease right-of-use assets (Note 7)	216,946	308,286

Total assets	$175,660,846	$198,165,818

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$3,902,899	$3,808,944
Current portion of operating lease liabilities (Note 7)	130,868	120,719

	4,033,767	3,929,663

Operating lease liabilities (Note 7)	111,273	210,251
Derivative liabilities (Note 8)	—	20,352

Total liabilities	4,145,040	4,160,266

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,073,076 issued and outstanding (September 30, 2021 – 43,984,346) (Note 9)	278,089,136	277,415,176
Additional paid-in capital (Note 9)	42,109,862	36,442,620
Accumulated other comprehensive loss	(2,128,161)	(2,076,479)
Accumulated deficit	(146,555,031)	(117,775,765)

	171,515,806	194,005,552

Total liabilities and shareholders’ equity	$175,660,846	$198,165,818

Nature of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

OPERATING EXPENSES
Research and development	$6,394,534	$6,231,908	$20,063,752	$17,985,937
Financing costs (Note 7)	3,145	16,667	10,996	18,147
General and administration	2,895,542	3,117,900	9,775,082	9,942,149

Total operating expenses	(9,293,221)	(9,366,475)	(29,849,830)	(27,946,233)

Foreign exchange	910	(34,084)	30,338	(19,239)
Interest and other income	417,872	80,394	974,207	155,293
Derivative liability gain (loss) (Note 8)	1,929	568,954	20,352	(470,132)

Net loss for the period before taxes	(8,872,510)	(8,751,211)	(28,824,933)	(28,280,311)

Income tax recovery (expense)	45,767	(800)	45,667	34,349

Net loss for the period	(8,826,743)	(8,752,011)	(28,779,266)	(28,245,962)

OTHER COMPREHENSIVE LOSS
Unrealized loss on short-term investments	(2,951)	—	(51,682)	—

Loss and comprehensive loss for the period	$(8,829,694)	$(8,752,011)	$(28,830,948)	$(28,245,962)

Basic and diluted loss per common share	$(0.20)	$(0.21)	$(0.65)	$(0.76)

Weighted average number of common shares outstanding – basic and diluted	44,059,700	41,018,024	44,026,502	36,937,014

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30,

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(28,779,266)	$(28,245,962)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	91,340	80,665
Amortization of premiums/discounts on short-term investments, net	170,331	—
Accretion of lease liability	10,555	5,497
Derivative liability loss (gain)	(20,352)	470,132
Interest income	(450,580)	(42,719)
Unrealized foreign exchange	571	26,497
Share-based payments	5,954,444	6,652,613

Changes in non-cash working capital items:
Receivables	469,562	104,749
Prepaids	1,612,790	1,145,402
Accounts payable and accrued liabilities	92,390	1,770,800

Net cash used in operating activities	(20,848,215)	(18,032,326)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(197,959,710)	(57,026,103)
Proceeds from short-term investments sold	148,254,180	22,000,000
Interest from short-term investments	326,270	11,337

Net cash used in investing activities	(49,379,260)	(35,014,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of common shares	—	149,999,985
Share issuance costs	—	(9,229,451)
Options exercised	319,832	1,186,833
Warrants exercised	—	382
Shares purchased through employee share purchase plan	66,926	89,318
Lease payments	(99,384)	(69,637)

Net cash provided by financing activities	287,374	141,977,430

Effect of foreign exchange on cash and cash equivalents	(16,827)	(56,920)
Change in cash and cash equivalents for the period	(69,956,928)	88,873,418
Cash and cash equivalents, beginning of period	137,825,024	56,320,763

Cash and cash equivalents, end of period	$67,868,096	$145,194,181

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2022 AND 2021

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2020	32,064,411	$131,086,364	$31,204,284	$(2,076,479)	$(80,970,304)	$79,243,865
Warrants exercised	1,493,504	2,987,158	(2,987,009)	—	—	149
Options exercised	42,207	274,365	(120,664)	—	—	153,701
Shares issued through employee share purchase plan	5,261	39,638	(12,269)	—	—	27,369
Share-based payments	—	—	1,204,985	—	—	1,204,985
Loss for the period	—	—	—	—	(6,528,704)	(6,528,704)

Balance, December 31, 2020	33,605,383	$134,387,525	$29,289,327	$(2,076,479)	$(87,499,008)	$74,101,365
Financing	5,555,555	149,999,985	—	—	—	149,999,985
Share issuance costs	—	(9,168,801)	—	—	—	(9,168,801)
Warrants exercised	1,043,538	143,853	(143,753)	—	—	100
Options exercised	213,381	1,377,947	(600,962)	—	—	776,985
Share-based payments	—	—	2,663,684	—	—	2,663,684
Loss for the period	—	—	—	—	(12,965,247)	(12,965,247)

Balance, March 31, 2021	40,417,857	$276,740,509	$31,208,296	$(2,076,479)	$(100,464,255)	$205,408,071
Share issuance costs	—	(60,649)	—	—	—	(60,649)
Warrants exercised	1,362,765	123,023	(122,890)	—	—	133
Options exercised	68,022	453,155	(197,008)	—	—	256,147
Shares issued through employee share purchase plan	6,272	114,958	(53,010)	—	—	61,948
Share-based payments	—	—	2,783,944	—	—	2,783,944
Loss for the period	—	—	—	—	(8,752,011)	(8,752,011)

Balance, June 30, 2021	41,854,916	$277,370,996	$33,619,332	$(2,076,479)	$(109,216,266)	$199,697,583

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2021	43,984,346	$277,415,176	$36,442,620	$(2,076,479)	$(117,775,765)	$194,005,552
Options exercised	29,080	184,512	(80,188)	—	—	104,324
Shares issued through employee share purchase plan	2,444	45,936	(18,576)	—	—	27,360
Share-based payments	—	—	2,500,091	—	—	2,500,091
Loss for the period	—	—	—	—	(9,097,919)	(9,097,919)

Balance, December 31, 2021	44,015,870	$277,645,624	$38,843,947	$(2,076,479)	$(126,873,684)	$187,539,408
Options exercised	43,830	384,342	(168,834)	—	—	215,508
Share-based payments	—	—	1,863,353	—	—	1,863,353
Loss for the period	—	—	—	(48,731)	(10,854,604)	(10,903,335)

Balance, March 31, 2022	44,059,700	$278,029,966	$40,538,466	$(2,125,210)	$(137,728,288)	$178,714,934
Shares issued through employee share purchase plan	13,376	59,170	(19,604)	—	—	39,566
Share-based payments	—	—	1,591,000	—	—	1,591,000
Loss for the period	—	—	—	(2,951)	(8,826,743)	(8,829,694)

Balance, June 30, 2022	44,073,076	$278,089,136	$42,109,862	$(2,128,161)	$(146,555,031)	$171,515,806

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30, 2022

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of June 30, 2022, no products are in commercial production or use.

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three and nine months ended June 30, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2021 Annual Report on Form 10-K for the year ended September 30, 2021, with the exception of any policies described in Note 3.

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

	As of June 30, 2022
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Interest	Fair Value

GICs and Term deposits	$89,496,261	$—	$—	$130,434	$89,626,695
U.S. Treasury securities	8,580,088	—	(24,305)	137,103	8,692,886
Corporate debt securities	4,433,583	—	(27,377)	43,353	4,449,559
Commercial paper	3,958,667	—	—	—	3,958,667

Balance, end of period	$106,468,599	$—	$(51,682)	$310,890	$106,727,807

	As of September 30, 2021
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Interest	Fair Value

GICs and Term deposits	$57,026,103	$—	$—	$76,056	$57,102,159

Balance, end of period	$57,026,103	$—	$—	$76,056	$57,102,159

As of June 30, 2022, short-term investments have an aggregate fair market value of $106.7 million (2021 – $57.1 million) were in an aggregate gross unrealized loss position of $51,682 (2021 - $Nil). The Company considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. Accordingly, no allowance for credit losses has been recorded as of June 30, 2022 and no realized gains or losses on sales of short-term investments have been recorded through June 30, 2022.

5.     PREPAIDS

	June 30,	September 30,
	2022	2021

Prepaid insurance	$317,962	$1,751,052
Prepaid CMC and clinical expenses and deposits	181,835	240,513
Other deposits and prepaid expenses	69,295	190,317

Balance, end of period	$569,092	$2,181,882

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30,	September 30,
	2022	2021

Accounts payable	$555,962	$1,425,871
Accrued expenses	2,945,398	2,062,441
Accrued vacation	401,539	320,632

Balance, end of period	$3,902,899	$3,808,944

7.     OPERATING LEASE

Operating lease right-of-use asset
Balance, September 30, 2020	$55,162
Addition	323,036
Amortization	(80,665)

Balance, June 30, 2021	$297,533

Balance, September 30, 2021	$308,286
Amortization	(91,340)

Balance, June 30, 2022	$216,946

Operating lease liabilities
Balance, September 30, 2020	$59,094
Addition	323,036
Accretion	5,497
Lease payments	(69,637)

Balance, June 30, 2021	$317,990

Balance, September 30, 2021	$330,970
Accretion	10,555
Lease payments	(99,384)

Balance, June 30, 2022	$242,141

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At June 30, 2022, the Company’s incremental borrowing rate was 5.0% and the remaining lease term for the South San Francisco office was 23 months and Houston office was 13 months.

Accretion expense of $10,555 (2021 - $1,480) has been recorded in “financing costs” in the condensed consolidated interim statements of operations and comprehensive loss.

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

Valuation

The Company uses the Black-Scholes option pricing model to estimate fair value. The following weighted average assumptions were used to estimate the fair value of the derivative warrant liabilities on June 30, 2022 and 2021:

	June 30,		June 30,
	2022		2021

Risk-free interest rate	2.65%		0.36%
Expected life	0.54	years	1.54	years
Expected annualized volatility	73.3%		70.8%
Dividend	—		—
Liquidity discount	20%		20%

The following table is a continuity schedule of changes to the Company’s derivative liabilities:

Total

Balance, September 30, 2020	$127,376
Change in fair value	(107,024)

Balance, September 30, 2021	$20,352
Change in fair value	(20,352)

Balance, June 30, 2022	$—

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

Omnibus incentive plans

The Company has adopted an omnibus incentive plan  (“Omnibus Plan”) consistent with the policies and rules of the Nasdaq.  Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of June 30, 2022, the Company has not issued any instruments other than stock options under the Omnibus Plan.

As of June 30, 2022, the Omnibus Plan has a maximum of 8,410,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. As of June 30, 2022, the ESPP has a maximum of 236,598 (September 30, 2021 – 252,418) common shares reserved for issuance.

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

During the nine months ended June 30, 2022, the Company issued 15,820 shares (2021 –15,963) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

Research and development expense	$3,650	$9,123	$15,783	$23,816
General and administrative	6,152	17,381	13,109	35,327
	$9,802	$26,504	$28,892	$59,143

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2022	2021

Risk-free interest rate	0.50%	0.19%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	93.66%	61.26%
Dividend	—	—

Stock options

Pursuant to the Omnibus Plan, options may be granted with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board of Directors at its discretion. The options issued under the Stock Option Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2020	5,309,584	$3.42
Options granted	1,889,646	9.87
Options exercised	(323,610)	(3.68)
Options expired/forfeited	(72,390)	(4.46)

Balance, September 30, 2021	6,803,230	$5.20
Options granted	1,297,500	4.64
Options exercised	(72,910)	(4.41)
Options expired/forfeited	(175,759)	(3.60)

Balance outstanding, June 30, 2022	7,852,061	$5.15
Balance exercisable, June 30, 2022	4,275,776	$4.52
*	Options exercisable in Canadian dollars as of June 30, 2022 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding options.

At June 30, 2022, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$3.23	3,629,400	7.27
	$3.59	26,667	7.30
	$3.60	937,500	10.01
	$3.81	185,816	6.62
	$4.00	539,518	5.48
	$4.67	183,511	7.34
	$5.99	190,000	9.82
	$7.00	1,475,146	8.45
	$8.47	120,000	9.29
	$9.76	50,000	9.64
	$13.96	190,000	8.54
	$29.63	100,000	8.83
	$31.62	75,000	8.92
C$	4.90	129,503	4.91
C$	5.06	20,000	6.62
		7,852,061	7.82

Share-based compensation

During the nine months ended June 30, 2022, the Company granted a total of 1,297,500 (2021 –1,889,646) stock options with a weighted average fair value of $3.25 per option (2021 – $8.04).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the period ended June 30, 2022 and 2021 with allocations to its functional expense as follows:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2022	2021	2022	2021

Research and development expense	$868,881	$1,234,669	$3,237,958	$2,299,369
General and administrative	712,317	1,522,769	2,687,594	4,294,101
	$1,581,198	$2,757,438	$5,925,552	$6,593,470

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2022		2021

Risk-free interest rate	2.72%		0.44%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	79.11%		78.16%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2020	9,272,977	$1.73
Warrants exercised	(6,038,227)	(0.06)

Balance outstanding and exercisable, September 30, 2021 and June 30, 2022	3,234,750	$4.84

At June 30, 2022, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants		Exercise Price		Expiry Date

227,273	(1)	US$	66.00	January 14, 2023
7,477		US$	42.80	November 18, 2023
80,000		US$	4.00	January 9, 2023
2,920,000		US$	0.0001	August 23, 2024
3,234,750
(1)	Detailed terms of the 2016 Warrants are included in Note 8.

10.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at June 30, 2022 is $78,193 (September 30, 2021 - $82,036) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

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

As of June 30, 2022, cash and cash equivalents consisted of cash in Canada and the United States and term deposits in Canada and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2022, the Company had working capital of $171,150,678. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of June 30, 2022, the Company has cash and cash equivalents balances and short-term investments which are interest bearing. Interest income is not central to the Company’s capital management strategy and not significant to the Company’s projected operational budget. Interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars, UK pound and Euro. The Company maintains its cash and cash equivalents in U.S. dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian dollar, UK Pound, Euro and U.S. dollar in relation to Canadian dollar, UK Pound, Euro dollars held at June 30, 2022 would result in a fluctuation of $13,132 in the net loss recognized for the period. The Company does not currently engage in hedging activities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2021 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 18, 2021. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” in our Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. Throughout this discussion, unless the context specifies or implies otherwise, the terms “ESSA,” “the Company,” “we,” “us,” and “our” refer to ESSA Pharma Inc. and its subsidiaries.

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

The Company believes that the transcription inhibition mechanism of its preclinical compounds is unique and has the potential advantage of bypassing several of the identified mechanisms of resistance to the antiandrogens currently used in the treatment of CRPC. The Company has been granted by the United States Adopted Names ("USAN") Council a unique USAN stem "-aniten" to recognize this new first-in-class mechanistic class. The Company refers to this series of proprietary investigational compounds as the “aniten” series. In preclinical studies, blocking the NTD has demonstrated the capability to prevent AR-driven gene expression. A previously completed Phase 1 clinical trial of ESSA’s first-generation agent, ralaniten acetate (“EPI-506”) administered to patients with metastatic CRPC (“mCRPC”) refractory to current standard of care therapies demonstrated prostate-specific antigen (“PSA”) declines, a sign of inhibition of AR-driven biology. This inhibition, however, was neither deep nor sustained enough to confer clinical benefit and the Company made the decision to develop a more potent next generation drug which would also have a longer half-life. The Company has done so and is now in clinical trial with this next generation aniten, EPI-7386.

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

Since the mid-20th century, it has been recognized that the growth of prostate tumors is in large part mediated by an activated AR. Generally, there are three means of activating the AR. First, androgens such as dihydrotestosterone can activate AR by binding to its LBD. Second, CRPC can be driven by variants of AR that lack an LBD, are constitutively activated, and consequently do not require androgen for activation. A third mechanism, of less certain clinical significance, may involve certain signaling pathways that activate AR independent of androgen activity. Generally, current drugs for the treatment of prostate cancer are directed against the first mechanism by either (i) interfering with the production of androgen, or (ii) preventing androgen from binding to the LBD. Over time, these approaches eventually fail due to mechanisms of resistance which involve the LBD end of the receptor, whether at the DNA (AR amplification or LBD mutations) or RNA level (emergence of AR splice variants). With respect to the development of alternative pathway mechanisms of AR activation, tumors might also be insensitive to antiandrogen activity. Finally, in patients who have been treated for years with various antiandrogen therapies, genomic changes may lead to additional, non-AR-related oncogenic drivers, also insensitive to inhibition of AR biology.

The Company believes that through their potential to block androgen-driven gene transcription by using a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current antiandrogens, the aniten series of compounds hold the potential to be effective in cases where LBD-based mechanisms of resistance to second generation antiandrogens in otherwise AR-driven disease are operating. The results from both extensive preclinical studies and the initial clinical experience support the Company’s belief. In preclinical studies, the aniten series of compounds has been observed to shrink AR-dependent prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation antiandrogens such as enzalutamide. Plasma PSA level declines as well as declines in circulating tumor DNA and decrease in radiographic tumor measurements were observed in the initial results of the Phase 1 study of EPI-7386 as described below. Importantly with respect to the potential clinical application of NTD inhibition, recent studies by the Company and its collaborators have also suggested the potential advantage for combinations of the Company’s aniten compounds with currently approved antiandrogens to inhibit AR-driven biology more completely than AR inhibition from either end of the receptor alone. This hypothesis is supported by the clinical trial results obtained in recent years of the superior overall survival obtained with initial combination therapy with ADT and latest generation antiandrogens relative to the administration of these two therapies sequentially.

While the potential importance of the NTD as a drug target has been appreciated for more than two decades, for technical reasons this has been a difficult target for therapeutic agent development. The NTD of the AR is flexible with a high degree of intrinsic disorder making it difficult for use in classic crystal structure-based drug design. The Company is not currently aware of any clinical-stage NTD AR inhibitors that are in development by other drug development companies. The nature of the highly specific binding of the aniten compounds to the NTD, and the biological consequences of that binding, have been defined in scientific studies. The selectivity of the binding, based on in vivo imaging as well as in vitro studies, has been consistent with the favorable toxicological results observed in preclinical studies of the first-generation EPI-506 and the subsequent safety results observed in the Phase 1 trial of EPI-506. Subsequent to this trial and following the decision to pursue EPI-7386 as the Company’s lead product candidate, the Company completed a series of similar biophysical and biological studies revealing the interaction and binding of EPI-7386 to the NTD of the AR and presented these findings at several medical conferences in 2021.  See “Completed Phase 1 Clinical Study of EPI-506” and “Next generation Aniten molecules” below.

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

Furthermore, the Company believes that a successful Phase 1 clinical trial will facilitate the early study of the combination of EPI-7386 with second-generation antiandrogens. The Company and its collaborators have developed preclinical in vitro and in vivo evidence supporting further evaluation of the combination of NTD inhibitors together with the LBD inhibiting antiandrogens. The Company believes that the application of two independent, complementary mechanisms of AR transcription inhibition may result in greater suppression of androgen activity and the delay or prevention of drug resistance. Recent progress in the clinical treatment of prostate cancer has resulted from the earlier utilization of antiandrogens in combination with classic ADT, consistent with the premise that more effective androgen suppression may yield clinical benefit. The Company believes that the introduction of NTD inhibitors such as EPI-7386 therefore has the potential to improve androgen suppression, delay the emergence of resistance, and result in improved clinical benefit.

Completed Phase 1 Clinical Study of EPI-506

The Company conducted an initial proof-of-concept Phase 1 clinical study utilizing the first-generation aniten compound, EPI-506 from 2015 to 2017. The objective of the EPI-506 Phase 1 clinical trial was to explore the safety, tolerability, maximum tolerated dose and pharmacokinetics of EPI-506, in addition to anti-tumor activity in asymptomatic or minimally symptomatic patients with mCRPC who were no longer responding to either abiraterone or enzalutamide treatments, or both. Efficacy endpoints, such as PSA reduction, and other disease progression criteria were evaluated. Details relating to the design of the Phase 1/2 clinical trial of EPI-506 are available on the U.S. National Institutes of Health clinical trials website (see https://clinicaltrials.gov).

1 Scher HI, Solo K, Valant J, Todd MB, Mehra M (2015) Prevalence of Prostate Cancer Clinical States and Mortality in the United States: Estimates Using a Dynamic Progression Model. PLoS ONE 10(10): e0139440. doi:10.1371/journal.pone.013944

The Investigational New Drug (“IND”) application to the FDA for EPI-506, to begin a Phase 1 clinical trial, was allowed in September 2015, with the first clinical patient enrolled in November 2015. The Company’s Clinical Trial Application (“CTA”) submission to Health Canada was subsequently also cleared. Based on allometric scaling, an initial dose level of EPI-506 of 80 mg was determined. However, following the enrollment of the initial cohorts, it became apparent that EPI-506 exposure was much lower in humans than projected. EPI-506 dosing was escalated aggressively to allow patients in the clinical study greater exposure to the drug. The highest dose patients ultimately received was 3600 mg of EPI-506, administered in a single dose or split into two doses daily. The initial data from the Phase 1 clinical trial was presented at the European Society of Medical Oncology meeting in September 2017.

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

Although the Company believes that the safety results and possible signs of anti-tumor activity observed at higher dose levels support the concept that inhibiting the AR-NTD may provide a clinical benefit to mCRPC patients, the pharmacokinetic and metabolic studies revealed the limitations of the first generation agent EPI-506. Through its discovery research the Company had concluded that it should be feasible to develop a next generation of NTD inhibitor which would demonstrate greater potency, reduced metabolism and other improved pharmaceutical properties. As a result, the Company announced on September 11, 2017 its decision to discontinue the further clinical development of EPI-506 and to implement a corporate restructuring plan to focus research and development resources on its next-generation anitens targeting the AR-NTD. The restructuring included a decrease in headcount and a reduction of operational expenditures related to the clinical program. This next generation aniten compound includes significantly more potent drugs designed to exhibit increased resistance to metabolism and therefore a longer predicted circulating half-life. The Company’s lead product candidate EPI-7386 has demonstrated these and other favorable characteristics in extensive preclinical characterization studies which the Company has presented in a series of poster presentations at scientific meetings.

Next generation Aniten molecules

The Company’s family of next-generation investigational aniten compounds incorporate multiple chemical scaffold changes to the first-generation drugs which in preclinical studies retain NTD inhibition of the AR. In addition, they have shown improvement in a range of attributes when compared to the first-generation compound, EPI-506, in preclinical studies. In in vitro assays measuring inhibition of AR transcriptional activity, these product candidates demonstrated 20 times higher potency than EPI-506 or its active metabolite, EPI-002. In addition, the compounds have demonstrated increased metabolic stability in preclinical studies, suggesting the potential for longer half-lives in humans. Lastly, the compounds have demonstrated more favorable pharmaceutical properties relative to EPI-506. The Company believes that these product candidates, if successfully developed and approved, may offer advancements in ease and cost of large-scale manufacture, drug product stability, and suitability for commercialization globally. Of these next-generation anitens, EPI-7386 was selected for IND filing and Phase 1 clinical trial.

Our Strategy

In developing possible therapeutics that involve binding to the NTD, the Company’s strategic approach involves:

●	pursuing the clinical development of EPI-7386 as a monotherapy treatment for patients with non-metastatic CRPC (“nmCRPC”) and mCRPC resistant to current standard of care, as a safe and effective therapy for those prostate cancer patients whose tumors have progressed on current antiandrogen therapy while remaining prevalently driven by the AR pathway;
●	combining aniten compounds with antiandrogens at the earlier stage of the disease as has been shown in preclinical studies. The Company, with industry partners, has been conducting clinical trails of combinations of EPI-7386 and second generation antiandrogens in patients with mCRPC in earlier lines of treatment;
●	the strategic importance of continuing preclinical development of aniten and aniten-related compounds with the Company’s study of NTD degraders as a new approach to AR pathway inhibition. The Company's first generation of AR ANITen bAsed Chimera (“ANITAC”) demonstrate the feasibility of this new approach to AR pathway inhibition for patients with mCRPC; and
●	continuing to further explore, preclinically, other potential applications for AR-NTD inhibitors.

The identification and characteristics of EPI-7386

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

From this series of next-generation compounds, EPI-7386 was selected as the lead candidate for clinical development in mCRPC and an IND was submitted to the FDA on March 30, 2020 and was allowed by the FDA on April 30, 2020. A CTA was filed with Health Canada in April 2020 and clearance was subsequently received. Clinical testing of EPI-7386 commenced in July 2020, allowing for accommodations to the planned timeline as a result of the impact of COVID-19 at clinical trial sites (see “Risk Factors - Risks Relating to COVID-19” in our Annual report on Form 10-K).

Advancing EPI-7386 through clinical development

The Phase 1 clinical trial of EPI-7386 “Oral EPI-7386 in Patients With Castration-Resistant Prostate Cancer (EPI-7386)” is currently actively enrolling nmCRPC patients and mCRPC patients who are refractory to standard of care treatments at clinical sites in the U.S. and Canada (www.clinicaltrials.gov). In September 2021 the Company filed a protocol amendment for its Part 1a study with the FDA to allow for a 800 mg/day and 1200 mg/day dosages, administered as either 400 mg or 600 mg dosed twice daily (“BID”), respectively. In addition, the protocol amendment focused further monotherapy development in less heavily pretreated patients with mCRPC i.e. patients who have received a maximum of three prior approved systemic therapies for mCRPC. The Company filed a further amendment in July 2022 for a Part 1a and Part 1b study. The Part 1a study further focused monotherapy development in less heavily pretreated patients with mCRPC, opening eligibility to patients who have received at least two but not more than three prior lines of therapy for mCRPC including at least one second generation antiandrogen. The Part 1b study contains two components, a Part 1b dose expansion phase evaluated by Cohort A which will further evaluate the safety and tolerability of EPI-7386 in a patient population that has not been previously treated with chemotherapy, and a Part 1b window of opportunity with clinical endpoints phase evaluated by Cohort B, which will evaluate the anti-tumor activity of EPI-7386 for a limited window of time (up to 12 weeks prior to the start of standard of care therapy) in nmCRPC patients unperturbed by previous second generation antiandrogen therapies or chemotherapy.

Part 1a – Safety and tolerability of EPI-7386

The open-label, dose-escalation Phase 1a clinical trial is intended to determine the safety, tolerability, pharmacokinetics, maximum tolerated dose and/or a recommended Phase 2 range of doses (“RP2D”) in line with the FDA’s Project

Optimus, and potential therapeutic benefits of the drug.

The design of the Phase 1 clinical trial includes the standard 3+3 design per dose cohort for the Part 1a dose escalation phase, with subjects receiving a daily oral dose of EPI-7386 until there is objective evidence of clinical disease progression, and or occurrence of an unacceptable toxicity.

Patients for the Part 1a are initially selected clinically, on the basis of having progressive mCRPC as exemplified by rising PSA values and/or radiological disease progression despite latest generation antiandrogen treatment. However, all patients are also retrospectively biologically characterized for underlying tumor genomic characteristics, for evidence of AR pathway activation as well as non-AR oncogenic pathways and during the conduct of the trial, for dose-related biological, pharmacological and pharmacodynamic effects.

Patients are currently being dosed at 1,000 mg QD, and at 800 mg/day, administered as 400 mg dosed twice daily (BID),

and at 1,200 mg/day, administered as 600mg BID, to enhance patient drug exposures, with each of these dose levels being cleared as safe and tolerable .The protocol amendments filed with the FDA in September 2021 and July 2022 allow for monotherapy development in less heavily pretreated patients (as described above) in whom the androgen receptor pathway is more likely to be the primary driver of tumor growth. The Company’s goal is to establish, one or more doses/schedules to be tested in the expansion Phase 1b study in alignment with the FDA Project Optimus guidance. This recommended dose or range of doses will be based on multiple inputs, including pharmacokinetic and biological observations, in addition to clinical experience.

The Part 1b component of the study, as described above, will have two cohorts enrolling in parallel:

Part 1b Cohort A – Dose Expansion

The primary objective of Cohort A is to further evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity (as measured by changes in tumor burden measured by imaging and changes in PSA levels over time) of EPI-7386 at the maximum tolerated dose or RP2D in a patient population enrolled under eligibility criteria similar to the one adopted for the Phase 1a with the exception of prior chemotherapy (not allowed for patients enrolled in this cohort).

Part 1b Cohort B – Window of opportunity with clinical endpoints

The primary objective of Cohort B is to assess the anti-tumor activity (as measured by changes of PSA over time) of EPI-7386 administered at the RP2D for a limited window of time (up to 12 weeks before patients start standard of care therapy) in nmCRPC patients unperturbed by previous second generation antiandrogen therapies or chemotherapy.

Once the Phase 1 clinical trial is complete, the Company plans to review the totality of the data, including the safety, tolerability, evidence of efficacy and pharmacological and biomarker data. This overall experience will inform the final size, design, and timing of a Phase 2 clinical trial, and importantly, the clinical as well as biological characteristics of the patients with mCRPC considered most likely to benefit from this therapeutic approach despite the late stage of their disease. Subsequent Phase 2 and additional clinical trials, including trials of combination aniten/lutamide therapy in earlier lines of treatment, should benefit from this initial clinical trial experience.

Combination studies - developing a new standard of care for the treatment of prostate cancer

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

The Company has announced a number of collaborative studies in line with this strategy. The first collaboration, with Janssen Research & Development, LLC (“Janssen”), to study in clinical trials the safety and potential benefit of combination of EPI-7386 with abiraterone acetate with prednisone as well as the combination of EPI-7386 with apalutamide in patients with mCRPC, was announced on January 13, 2021. Under the collaboration agreement with Janssen, Janssen will pay for and conduct a clinical trial with EPI-7386 and in separate cohorts each of their antiandrogens, apalutamide and abiraterone acetate. This combination trial has been initiated. A second collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s androgen receptor inhibitor, enzalutamide, in patients with mCRPC was announced on February 24, 2021. ESSA is paying for and is operationally conducting this trial, with an initial Phase 1 dose equilibration Phase followed by a randomized Phase 2 trial involving a planned 120 patients. The enzalutamide for this trial is supplied by Astellas. The first patient in this Phase 1/2 study was dosed in January 2022 and the safety, tolerability, pharmacokinetics, and initial PSA responses were reported in the June 2022 clinical update. A third collaboration and supply agreement with Bayer Consumer Care AG (“Bayer”) to evaluate EPI-7386 in combination with Bayer’s androgen receptor inhibitor, darolutamide, in patients with mCRPC was announced on April 28, 2021. Under the collaboration with Bayer, Bayer will pay for and conduct a Phase 1/2 clinical trial with EPI-7386 to evaluate EPI-7386 in combination with darolutamide in earlier line mCRPC patients. ESSA will provide EPI-7386 for the combination trials being conducted by Janssen and Bayer. This clinical trial has not yet been initiated. The Company continues to evaluate potential collaborations that could enhance the value of its prostate cancer program and allow it to leverage the expertise of such strategic collaborators such as those with Janssen,Astellas, and Bayer.

Preclinical Development of Anitens, Degraders, and other indications

As part of the continued preclinical work on Aniten compounds, the Company has studied NTD degraders and presented data for its first generation of AR ANITAC NTD degraders at the AACR annual meeting on April 10, 2022 in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models”.   The preclinical data demonstrate the potential of ESSA’s ANITAC degraders as a new approach to AR pathway inhibition. The intrinsically disordered nature of the NTD region of the AR has meant it has generally been considered undruggable.  The preclinical studies have shown that through their unique ability to bind to the NTD of AR, ANITACs have the ability to inhibit NTD-mediated AR transcription while also degrading AR protein including resistant forms of AR which are commonly associated with castration-resistant prostate cancer.

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

The Company continues preclinical work on other emerging potential clinical applications for NTD inhibitors.

Recent Developments

The Company has presented preclinical and clinical scientific data relative to EPI-7386 in a number of presentations at scientific meetings and other forums.

2022

On June 27, 2022, the Company presented, by conference call and webcast, a clinical update on EPI-7386 monotherapy and combination therapy clinical development. The update on the Phase 1a dose escalation study showed initial data from 36 patients that demonstrated that EPI-7386 was well-tolerated, exhibited a favorable pharmacokinetic profile, and demonstrated initial anti-tumor activity in a heavily pretreated group of patients. The Company believes the favorable safety and tolerability profile, good pharmaceutical characteristics together with both antiandrogen biological and anti-tumor activity support the Company’s decision to move into earlier lines of therapy and study EPI-7386 in combination with second-generation antiandrogens. The update also noted that ctDNA molecular analysis in the heavily pretreated population has provided a detailed profile of genetic alterations, which reveals the biological complexity of late-stage mCRPC patients and also allows for the continued refinement of the population of prostate cancer patients whose tumors are still primarily driven by the androgen receptor, and therefore most likely to respond to an androgen receptor inhibitor.

The update detailed that in the multi-center, open-label Phase 1a dose escalation study, 31 patients received EPI-7386 as oral tablets once a day (QD) in cohorts with 200 milligram increments from 200 milligrams up to 1000 milligrams. Patients in this QD group were heavily pretreated, with a median of seven lines of prior therapy for prostate cancer and four lines of therapy for mCRPC. Almost 60% of patients had been treated with prior chemotherapy. Patients entered the trial with rapidly progressive disease, as evidenced by a median PSA doubling time of only 2.1 months and a median ctDNA percent of 29%. Almost a third of the patients had lung, liver, or brain metastases, and an overlapping third of patients had overt neuroendocrine differentiation. The ctDNA analysis revealed that tumors in these patients had extensive non-AR associated genomic changes denoting the presence of multiple non-AR oncogenic drivers associated with late-stage prostate cancer. Subsequent to a protocol amendment, the experience was also presented for the five initial patients enrolled in a twice daily dose regimen in 400 mg and 600 mg BID cohorts. The amendment excluded patients who had been treated with more than three prior lines of therapy, excluded patients with visceral metastases, and permitted only one prior line of chemotherapy.

The key safety results from both QD and BID patients, as of June 1, 2022, showed that EPI-7386 was safe and well-tolerated at all dose levels and schedules tested, with no dose-limiting toxicities, treatment related adverse events were limited to Grade 1 or Grade 2, with one Grade 3 occurrence of anemia ultimately deemed unlikely to be treatment related, and that there was no apparent dose dependency in any of the side effects.

Antiandrogen response was assessed by changes in circulating PSA levels, changes in ctDNA levels, and radiographic changes in disease burden measured by both traditional RECIST criteria as well as by total lesion volumetric quantification using the AIQ Solutions platform.

The key response findings in both QD and BID patients, as of June 1, 2022, demonstrated that tumor volume decreased in five patients out of 10 patients who had measurable disease and were on therapy for more than 12 weeks. PSA decrease or  PSA stabilization was observed in a clinical subset of patients with no visceral disease, fewer DNA genomic aberrations in non-AR oncogenic pathways, and fewer than 3 lines of therapy. This provides further information to support refining the monotherapy development program patient population. In 17 patients with measurable ctDNA levels at baseline, ctDNA declines were observed in patients harboring AR point mutations, AR gain/amplification and AR truncations, suggesting EPI-7386’s potential activity against these tumors.

The Company expects to initiate the Phase 1b monotherapy expansion study in the third quarter of 2022 and plans to enroll two dose cohorts into this study in line with the FDA Project Optimus recommandations. The study will evaluate a patient population of mCRPC similar to the one treated under the Phase 1a BID cohort but with the additional exclusion of prior chemotherapy. Up to 12 patients per each dose/schedule (600 mg QD and either 400mg or 600 mg BID) will be evaluated to gain additional information about safety, tolerability, exposure and anti-tumor activity of EPI-7386 in a less heavily pretreated patient population.

The update also described the planned window of opportunity cohort as part of the Phase 1b expansion in which a separate group of non-metastatic CRPC will be enrolled into a 12-week study with a clinical endpoint (i.e. PSA changes) to assess the anti-tumor activity of EPI-7386 in a patient population in which the disease is mainly AR-driven and the tumor biology has not been affected by second-generation antiandrogen therapy.

The clinical update also provided the status of the combination studies evaluating EPI-7386 in earlier lines of therapy in Phase 1/2 trials which combine EPI-7386 with approved second-generation antiandrogens. In the Phase 1/2 study being conducted by the Company of EPI-7386 in combination with Astellas Pharma Inc.'s and Pfizer Inc.'s AR inhibitor, enzalutamide, in patients with mCRPC who have not been treated with second-generation antiandrogens, the first cohort had cleared the 28 day DLT period with no safety issues and when reported the trial was currently enrolling the second cohort of patients. The preliminary data from the first cohort in the Phase 1/2 combination trial with enzalutamide suggests that the drugs can be combined safely and based upon clinical and preclinical data predicted to be active. The early data, in addition to preclinical studies, support EPI-7386’s potential in combination with second-generation antiandrogens to suppress androgen receptor biology and induce a potent anti-tumor response.

The Company also described the anticipated initiation later in 2022 of a Phase 2 investigator-sponsored neoadjuvant study which will evaluate darolutamide compared to EPI-7386 + darolutamide in patients undergoing prostatectomy for high-risk localized prostate cancer.

At the AACR annual meeting on April 10, 2022, in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models”, the Company presented preclinical data for its first generation of androgen receptor (AR) ANITen bAsed Chimera (ANITAC™) N-terminal domain (NTD) degraders. The preclinical data demonstrate the potential of ESSA’s ANITAC degraders as a new approach to AR pathway inhibition. The intrinsically disordered nature of the NTD region of the AR has meant it has generally been considered undruggable. The preclinical studies have shown that through their unique ability to bind to the NTD of AR, ANITACs have the ability to inhibit NTD-mediated AR transcription while also degrading AR protein including resistant forms of AR which are commonly associated with CRPC. The preclinical results demonstrate that ANITAC degraders utilize the ubiquitin proteasome system and can degrade many forms of AR including full length, mutant and splice variant which are often expressed in CRPC patients. Specifically, the ANITAC degraders show robust potency in inhibiting AR transcriptional activity driven by AR-FL, AR-V7, or AR-V567es. In addition, the orally-bioavailable ANITAC degraders exhibit high potency in inhibiting AR-dependent transcription and reducing viability of AR-dependent prostate cancer cells.

On January 19, 2022, the Company announced the first patient dosed in the Company-sponsored Phase 1/2 study to evaluate the safety, tolerability and preliminary efficacy of ESSA’s lead product candidate, EPI-7386, a first-in-class N-terminal domain androgen receptor inhibitor, in combination with Astellas and Pfizer Inc.’s ligand-binding domain androgen receptor inhibitor, enzalutamide, in patients with mCRPC. This combination trial investigates the potential clinical benefit of inhibiting the androgen receptor through two independent pathways in the treatment of patients with mCRPC who have not yet received treatment with a second-generation antiandrogen drug. In preclinical models, the combination of EPI-7386 with lutamides by simultaneously targeting both ends of the AR resulted in deeper and broader inhibition of androgen biology.

The Phase 1/2 clinical trial (NCT05075577) is a two part study. The Phase 1 part of the study evaluates the safety and tolerability of the drug combination to establish the recommended Phase 2 range of doses for EPI-7386 and enzalutamide when dosed in combination. This Phase of the study is expected to enroll up to 30 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. As described below on June 27, 2022 the results of the initial experience with the first cohort was presented, demonstrating the safety and tolerability of the combination in this first cohort, along with the accompany pharmacokinetic and PSA reduction information. In the Phase 2 part of the study single agent enzalutamide is compared to the combination of enzalutamide and EPI-7386 in the same patient population. The goal of the Phase 2 part of the study is to evaluate the safety, tolerability and anti-tumor activity of EPI-7386 in combination with a fixed dose of enzalutamide compared with enzalutamide as a single agent. This part of the study is expected to enroll 120 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies.

2021

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

At the October AACR, National Cancer Institute (“NCI”), and European Organisation for Research and Treatment of Cancer (“EORTC”) Virtual International Conference on Molecular Targets and Cancer Therapeutics, the Company presented preclinical data characterizing the mechanism of action of EPI-7386, including the results of NMR studies which confirm the binding of the compound to the NTD of the AR, a region not currently targeted by other antiandrogen therapies. The data also demonstrate that the combination of EPI-7386 with enzalutamide results in complete inhibition of genome-wide androgen-induced AR binding, supporting the rationale for Phase 1 / 2 combination trials of EPI-7386 with approved antiandrogens in patients with mCRPC.

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

At the 2021 American Association of Cancer Research (“AACR”) Annual Meeting, which took place virtually April 10-15, 2021, ESSA presented an e-poster presentation titled, “Comprehensive in vitro characterization of the mechanism of action of EPI-7386, an androgen receptor N-terminal inhibitor.” The content of this poster added to previously presented data that EPI-7386 binds to the full-length androgen receptor, inhibits the transcription of AR-regulated genes, and physically interacts with the splice variant form AR-V7, by demonstrating that EPI-7386 can prevent the androgen receptor from binding to genomic DNA and is active against additional androgen receptor splice variants, including AR-v567es. These preclinical data suggest EPI-7386 can potentially inhibit AR related transcription, a key driver of prostate cancer, and further supports the ongoing Phase 1 dose escalation study.

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

2020

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

Future Clinical Development Program

Phase 2/3 Clinical Trial Design for treating CRPC patients

Depending on the results of the Phase 1 study, a Phase 2 single arm clinical trial evaluating the activity of EPI-7386 single agent in a larger group of biologically-characterized mCRPC patients might be conducted.

In order to ultimately obtain full single agent regulatory approval, the Company expects that at least one Phase 3 clinical trial will be required, most likely in patients similar to the population of mCRPC patients who will have been enrolled in the planned Phase 1/2 clinical trial. However, the results of the Phase 1/2 clinical trial may also suggest modification of the initial patient population based on anti-tumor response and biomarker assessment. In a Phase 3 clinical trial, the key end-point is expected to be progression-free survival or overall survival relative to patients receiving the standard-of-care. It is expected that such a Phase 3 clinical trial would be conducted at numerous sites around the world.

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

In this market, ESSA believes that its competitive position is strong because its product candidate, if successful, involves a mechanistically unique, differentiated approach to prostate cancer involving the therapeutic modality that has been shown to make the biggest difference to the survival of recurrent prostate cancer patients: blocking AR activation. Since anitens have been shown to directly bind to AR-NTD and prevent AR-mediated transcription, they have the potential to bypass the AR-dependent resistance pathways (discussed above) that may develop as a result of treatment with current hormone-related therapies that target the AR LBD. If successful, ESSA believes this could represent a significant step forward in the treatment of prostate cancer. To ESSA’s knowledge, no other antagonist to the AR-NTD is currently undergoing clinical trials for prostate cancer or any other indication. Other approaches to interfering with AR signaling include potentially complementary strategies to degrade the AR such as that being pursued by Arvinas, Inc.

Patents and Proprietary Rights

License Agreement with UBC and the BCCA

ESSA has in-licensed intellectual property embodied in issued patents, pending patents applications and know-how relating to compounds that modulate AR activity. ESSA refers to these intellectual property rights as the “Licensed IP”.

The Company is party to a license agreement with the British Columbia Cancer Agency and the University of British Columbia dated December 22, 2010, as amended on February 10, 2011, May 27, 2014, and May 25, 2021 (the “License Agreement”), which provides the Company with exclusive world-wide rights to develop and commercialize products based on the Licensed IP.

ESSA paid a minimum annual royalty of C$85,000 in 2017, 2018, and 2019 and must continue to pay a minimum of C$85,000 for each year thereafter. For a First Compound entering clinical development, an additional C$50,000 and C$900,000 must be paid upon enrollment of a patient in a Phase 2 and Phase 3 clinical trial, respectively.

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

ESSA’s Intellectual Property Strategy

The Company currently retains all commercial rights for its aniten series drug portfolio and believes it has developed a strong and defensive intellectual property position for aniten structural classes. ESSA has licensed certain patent rights, with respect to some of its compounds that modulate AR activity, from the Licensors. ESSA has the right to acquire ownership of the licensed patents and patent applications upon specified payment to the Licensors, and providing that payments required under the License Agreement continue to be made.

As of July 2022, ESSA owns rights to 58 issued patents, including 15 issued U.S. patents, that are in force and cover multiple EPI- and aniten structural classes of compounds with different structural motifs/analogues. As of July 2022, 5 of these issued patents cover the EPI-7386 compound and are expected to provide protection until 2036 to 2041. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the aniten next-generation NTD inhibitors, with expected expiration dates between 2036-2041.

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

Phase 1 Clinical Trials

Phase 1 clinical trials for cancer therapeutics are typically conducted on a small number of patients to evaluate safety, dose limiting toxicities, tolerability, pharmacokinetics and to determine the dose for Phase 2 clinical trials in humans.

Phase 2 Clinical Trials

Phase 2 clinical trials typically involve a larger patient population than Phase 1 clinical trials and are conducted to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of a product candidate for specific targeted diseases and to determine dosage tolerance, optimal dosage and dosing schedule.

Phase 3 Clinical Trials

Phase 3 clinical trials typically involve testing an experimental drug on a much larger population of patients suffering from the targeted condition or disease – in ESSA’s case, CRPC. These studies involve testing the experimental drug in an expanded patient population at geographically dispersed test sites (multi-center trials) to establish clinical safety and effectiveness. These trials also generate information from which the overall risk-benefit relationship relating to the drug can be determined.

In most cases FDA requires two adequate and well controlled Phase 3 clinical trials to demonstrate the efficacy of the drug. A single Phase 3 trial with other confirmatory evidence may be sufficient in rare instances where the trial is a large multicenter trial demonstrating internal consistency and a statistically very persuasive finding of a clinically meaningful effect on mortality, irreversible morbidity or prevention of a disease with a potentially serious outcome and confirmation of the result in a second trial would be practically or ethically impossible.

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

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of June 30, 2022:

	For the Quarters Ended
	June 30,	March 31,	December 31,	September 30,
	2022	2022	2021	2021
Research and development expense	$6,394,534	$7,649,459	$6,019,759	$6,273,052
General and administration	2,895,542	3,817,370	3,062,170	2,942,432
Comprehensive income (loss)	(8,829,694)	(10,903,335)	(9,097,919)	(8,559,499)
Basic and diluted earnings (loss) per share	(0.20)	(0.25)	(0.21)	(0.19)
Cash and cash equivalents	67,868,096	86,235,830	121,058,121	137,825,024
Short-term investments	106,727,807	94,782,609	68,141,166	57,102,159
Total assets	175,660,846	182,609,005	191,486,181	198,165,818
Long-term liabilities	111,273	145,268	288,971	230,603
Working capital	171,150,678	178,353,354	187,291,085	193,668,414

	For the Quarters Ended
	June 30,	March 31,	December 31,	September 30,
	2021	2021	2020	2020
Research and development expense	$6,231,908	$7,268,257	$4,485,772	$2,236,680
General and administration	3,117,900	4,615,332	2,208,917	2,200,159
Comprehensive income (loss)	(8,752,011)	(12,965,247)	(6,528,704)	(4,553,342)
Basic and diluted earnings (loss) per share	(0.21)	(0.36)	(0.20)	(0.17)
Cash and cash equivalents	145,194,181	151,562,303	52,484,512	56,320,763
Short-term investments	57,068,822	57,034,921	22,016,344	22,011,337
Total assets	203,524,045	210,001,054	76,174,988	80,574,565
Long-term liabilities	817,735	1,413,292	38,246	127,376
Working capital	199,949,211	206,202,601	73,861,974	79,038,442

ESSA has never been profitable and has incurred net losses since inception. ESSA’s comprehensive losses were $28,830,948 and $28,245,962 for the nine months ended June 30, 2022, and 2021 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations for the Nine Months Ended June 30, 2022 and 2021

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $28,830,948 for the nine months ended June 30, 2022 compared to a comprehensive loss of $28,245,962 for the nine months ended June 30, 2021. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

R&D expense included the following major expenses by nature:

	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Clinical	$1,756,983	$1,156,860	$3,731,044	$4,213,305
Consulting	66,358	225,180	418,740	519,286
Legal patents and license fees	344,118	346,366	853,700	663,219
Manufacturing	991,201	1,409,283	3,970,564	5,516,377
Other	17,848	35,904	73,618	82,235
Preclinical and data analysis	1,869,023	1,268,068	6,045,555	3,231,017
Research grants and administration	-	-	-	157,080
Royalties	-	-	82,485	66,759
Salaries and benefits	369,690	546,455	1,516,507	1,209,060
Share-based payments	872,531	1,243,792	3,253,741	2,323,185
Travel and other	106,782	-	117,798	4,414
Total	$6,394,534	$6,231,908	$20,063,752	$17,985,937

The overall R&D expense for the nine months ended June 30, 2022 was $20,063,752 compared to $17,985,937 for the nine months ended June 30, 2021 and includes non-cash expense related to share-based payments expense of $3,253,741 (2021 - $2,323,185). R&D expense in the nine month periods ended June 30, 2022 and 2021 reflects the ongoing clinical trial of EPI-7386 which commenced in July 2020.

The share-based payments expense of $3,253,741 (2021 - $2,323,185), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Clinical costs of $3,731,044 (2021 - $4,213,305) were generated in relation to expenditures with the Company’s clinical research organizations conducting the Phase 1 clinical trial of EPI-7386.

Preclinical and data analysis costs of $6,045,555 (2021 – $3,231,017) were generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trial related to the Phase 1 study.

CMC costs of $3,970,564 (2021 - $5,516,377) included costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of EPI-7386. CMC costs include cGMP manufacturing of EPI 7386 drug supply to support the ongoing clinical trial.

Consulting costs were $418,740 for the nine months ended June 30, 2022 (2021 - $519,286) relating to contract project management services and collaborations.

Legal patents and license fees for the period totaled $853,700 (2021 - $663,219). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended		Nine months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Amortization	$135,719	$25,503	$261,671	$80,665
Consulting and subcontractor fees	41,235	73,478	185,292	157,274
Director fees	84,750	84,750	254,250	271,055
Insurance	482,080	242,323	1,448,983	698,158
Investor relations	117,960	115,191	454,646	491,409
Office, insurance, IT and communications	117,087	141,919	414,620	271,293
Professional fees	198,411	246,480	724,153	925,174
Regulatory fees and transfer agent	53,211	16,947	192,363	95,410
Rent	1,120	7,703	8,027	42,274
Salaries and benefits	872,863	617,119	3,021,159	2,567,566
Share-based payments	718,469	1,540,150	2,700,703	4,329,428
Travel and other	72,637	6,337	109,215	12,443
Total	$2,895,542	$3,117,900	$9,775,082	$9,942,149

General and administration expenses increased to $9,775,082 for the nine months ended June 30, 2022 from $9,942,149 in the nine months ended June 30, 2021 and includes non-cash expense related to share-based payments of $2,700,703 (2021 - $4,329,428).  This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Director fees of $254,250 (2021 - $271,055) were incurred for remuneration paid to directors for their membership on the Board of Directors and for Board committee membership based on an annual fee structure.

Insurance expense of $1,448,983 (2021 - $698,158) relates to increased cost of insurance coverage for directors and officers of the Company as a reporting issuer and publicly listed company in the United States, as well as general liability insurance. The Company has realized an increase in premiums which is in line with market trends.

Professional fees of $724,153 (2021 - $925,174) were incurred for legal and accounting services relative to variations in corporate activities. In the prior period, the Company implemented changes with respect to its transition to a domestic issuer from foreign private issuer, including transition of financial statements to U.S. GAAP. The Company is now a U.S. domestic issuer and has ongoing costs to support compliance and contracts.

Three months ended June 30, 2022 and 2021

The Company incurred a comprehensive loss of $8,829,694 for the three months ended June 30, 2022 compared to a comprehensive loss of $8,752,011 for the three months ended June 30, 2021. The detailed changes in R&D and G&A expenses for the three months ended June 30, 2022 and 2021 are included in the tables above.

For the three months ended June 30, 2022, the Company’s R&D investment continued with the ongoing clinical trial of EPI-7386. Clinical costs of $1,756,983 (2021 - $1,156,860) and ongoing preclinical costs and data analysis costs of $1,869,023 (2021 - $1,268,068) support the clinical trial and  associated analysis. Manufacturing costs of $991,201 (2021 - $1,409,283) reflect the ongoing production of drug and has decreased following initial production loads and narrowing of dosage parameters.

G&A expenses were $2,895,542 (2021 - $3,117,900) for the three months ended June 30, 2022. Professional fees of $198,411 (2021 - $246,480) have decreased as there were collaboration contracts in the prior period. Salaries and benefits of $872,863 (2021 - $617,119) for the three months ended June 30, 2022 include annual bonuses paid to senior management and employees during the period. Directors’ fees of $84,750 (2021 - $84,750) are paid to directors for their membership on the Board of Directors and for Board committee membership based on an annual fee structure. Insurance expense of $482,080 (2021 - $242,323) has increased relative to the Company’s overall activity level and a market-wide increase in insurance costs.

Share-based payments for research and development team members were $872,531 (2021 - $1,243,792) and $718,469 (2021 – $1,540,150) for key management and personnel allocated to general and administrative costs. Share-based payments expense is non-cash and is estimated under the Black-Scholes method and expensed relative to vesting conditions for the underlying stock options.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of June 30, 2022, the Company has working capital of $171,150,678 (September 30, 2021 - $193,668,414). Operational activities during the three months ended June 30, 2022 were financed mainly by proceeds from the financings completed in July 2020 and February 2021. At June 30, 2022, the Company had available cash reserves and short-term investments of $174,595,903 (September 30, 2021 - $194,927,183) to settle current liabilities of $4,033,767 (September 30, 2021 - $3,929,663). At June 30, 2022, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

Outstanding Share Data

As of August 4, 2022, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 44,073,076 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of August 4, 2022, we had 3,234,750 common shares issuable pursuant to 3,234,750 common share purchase warrants pursuant to full cash exercise, 4,435,985 common shares issuable pursuant to 4,435,985 exercisable outstanding stock options, 3,416,076 common shares issuable pursuant to 3,416,076 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2022. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2022, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Dated: August 4, 2022

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer