Form 10-K
period 2022-09-30
ESSA Pharma Inc.
filed 2022-12-13
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2022

or

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

The aggregate market value of the voting and non-voting Common Shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s Common Shares on the last business day of its most recently completed second fiscal quarter, as reported on the Nasdaq was approximately $167.7 million.

The number of outstanding Common Shares of the registrant, no par value per share, as of December 13, 2022 was 44,073,076.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2023 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission (the “SEC”) subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2022.

ESSA PHARMA INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	our ability to maintain operations, development programs, preclinical studies, clinical trials and raise capital as a result of any ongoing impact from the coronavirus disease 2019 outbreak (“COVID 19”);
●	our ability to advance our product candidate and potential future product candidates through, and successfully complete, clinical trials;
●	our ability to recruit sufficient numbers of patients for future clinical trials, and the benefits expected therefrom;
●	our ability to establish and maintain relationships with collaborators with acceptable development, regulatory and commercialization expertise and the benefits to be derived from such collaborative efforts;
●	our ability to obtain funding for operations, including research funding, and the timing and potential sources of such funding;
●	the initiation, timing, cost, location, progress and success of, strategy and plans with respect to our research and development programs (including research programs and related milestones with regards to next-generation drug candidates and compounds), preclinical studies and clinical trials;
●	the therapeutic benefits, properties, effectiveness, pharmacokinetic profile and safety of our product candidate and potential future product candidates, if any, including the expected benefits, properties, effectiveness, pharmacokinetic profile and safety of our next-generation Aniten compounds;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	developments relating to our competitors and our industry, including the success of competing therapies that are or may become available;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	our intended use of proceeds from past and future offerings of our securities;
●	the implementation of our business model and strategic plans, including strategic plans with respect to patent applications and strategic collaborations and partnerships;
●	our ability to identify, develop and commercialize product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	whether we will receive, and the timing and costs of obtaining, regulatory approvals in the United States, Canada and other jurisdictions;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidate and potential future product candidates, if any;
●	the rate and degree of market acceptance and clinical utility of our potential future product candidates, if any;

●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals for our product candidate and potential future product candidates, if any;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to grow our business;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures; and
●	estimates of our financial condition, expenses, future revenue, capital requirements and our need for additional financing and potential sources of capital and funding.

Such statements reflect our current views with respect to future events, are subject to risks and uncertainties and are necessarily based upon a number of estimates and assumptions that are inherently subject to significant medical, scientific, business, economic, competitive, political and social uncertainties and contingencies. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including those described under “Risk Factors”. All forward-looking statements included in this Annual Report on Form 10-K, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include, but are not limited to:

●	our ability to maintain operations as a result of any ongoing impact from the COVID-19 outbreak;
●	our ability to conduct a clinical study involving our product candidate and to identify any future product candidates;
●	our ability to obtain regulatory and other approvals to commence a clinical trial involving any future product candidates;
●	our ability to obtain positive results from research and development activities, including clinical trials;
●	the availability of sufficient financing on reasonable terms;
●	our ability to obtain required regulatory approvals;
●	our ability to protect patents and proprietary rights;
●	our ability to successfully out-license or sell future products, if any, and in-license and develop new products;
●	the absence of material adverse changes in our industry or the global economy;
●	our ability to attract and retain key personnel;
●	our continued compliance with third party license terms and non-infringement of third-party intellectual property rights;
●	our ability to maintain good business relationships with our strategic partners; and
●	our ability to understand and predict market competition.

We believe there is a reasonable basis for our current expectations, views and assumptions, but they are inherently uncertain. We may not realize our expectations, and our views and assumptions may not prove correct. Actual results could differ materially from those described or implied by such forward-looking statements.  In evaluating forward-looking statements, investors should specifically consider the following uncertainties and factors, among others (including those set forth under the heading “Risk Factors” within this document), that could affect future performance and cause actual results to differ materially from those matters expressed in or implied by forward-looking statements.

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our Common Shares (the “Common Shares”) speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in this Annual Report. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A. “Risk Factors” in this Annual Report as part of your evaluation of an investment in our Common Shares. Important factors that could cause such differences include, among other things, the following:

●	risks related to our ability to maintain operations and execute on our business plan as a result of the COVID-19 outbreak or other health epidemics;
●	risks related to clinical trial development and our ability to conduct the clinical trial of our product candidate and the predictive value of our current or planned clinical trials;
●	risks related to clinical trials being conducted by third parties under collaboration and clinical supply agreements, including combination studies, using the Company’s product candidate, studies which the Company may not control, and ensuing reputational risk related to clinical trial results;
●	risks related to our future success being dependent primarily on identification through preclinical studies, clinical studies, regulatory approval for commercialization of a single product candidate;
●	risks related to our license agreement with third parties;
●	uncertainty related to our ability to obtain required regulatory approvals for our proposed products;
●	risks related to the Company’s ability to conduct a clinical trial or submit a future NDA/NDS or IND/CTA (each, as defined herein);
●	risks related to our ability to successfully commercialize future product candidates;
●	risks related to the possibility that our product candidate and potential future product candidates, if any, may have undesirable side effects when used alone or in combination with other drugs;
●	risks related to our ability to enroll subjects in clinical trials;
●	risks that the FDA may not accept data from trials conducted in locations outside the United States;
●	risks related to our ongoing obligations and continued regulatory review;
●	risks related to potential administrative or judicial sanctions;
●	the risk of increased costs associated with prolonged, delayed or terminated clinical trials;
●	the risk that third parties may not carry out their contractual duties or terminate the relationship;
●	risks related to our lack of experience manufacturing product candidates on a large clinical or commercial scale and our lack of manufacturing facility;
●	risks inherent in foreign operations, including related to foreign sourced raw materials, manufacturing or clinical trials;
●	risks related to disruptions in domestic and foreign supply chains that the Company relies on for the production and shipment of raw materials and clinical trial materials;
●	risks related to our failure to obtain regulatory approval in international jurisdictions;
●	risks related to recently enacted and future legislation in the United States and internationally that may increase the difficulty and cost for us to obtain marketing approval of, and commercialize, our product candidate and potential future products, if any, and affect the prices we may obtain;
●	risks related to new legislation, new regulatory requirements, and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare;
●	uncertainty as to our ability to raise additional funding;
●	risks related to our ability to raise additional capital on favorable terms and the impact of dilution from incremental financing;
●	risks of a deemed default on any residual obligations of the agreement providing for the CPRIT Grant and having to reimburse all of the CPRIT Grant, if such deemed default is not waived by CPRIT;
●	risks related to our incurrence of significant losses in every quarter since inception and our anticipation that it will continue to incur significant losses in the future;
●	risks related to our limited operating history;
●	risks related to our reliance on proprietary technology;
●	risks related to our ability to protect our intellectual property rights throughout the world;
●	risks related to claims by third parties asserting that we, or our employees, contractors or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our intellectual property;
●	risks related to our ability to comply with governmental patent agency requirements in order to maintain patent protection;
●	risks related to computer system failures or security breaches and increasing cyber threats;
●	risks related to business disruptions that could seriously harm our future revenues and financial condition and increase our costs and expenses;

●	risks related to our ability to attract and maintain highly qualified personnel;
●	risks relating to the possibility that third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues;
●	risks related to potential conflicts of interest between us and our directors and officers;
●	risks related to competition from other biotechnology and pharmaceutical companies;
●	risks related to movements in foreign currency exchange rates, interest rates and rate of inflation;
●	risks related to our ability to convince public payors and hospitals to include our product candidate and potential future products, if any, on their approved formulary lists;
●	risks related to our ability to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements;
●	risks related to our ability to manage growth;
●	risks related to our ability to achieve or maintain expected levels of market acceptance for our products;
●	risks related to our ability to realize benefits from acquired businesses or products or form strategic alliances in the future;
●	risks related to collaborations with third parties;
●	risks that employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation;
●	risks related to product liability lawsuits;
●	risks related to compulsory licensing and/or generic competition;
●	risks related to being a smaller reporting company;
●	risks related to share price volatility in the event there is low liquidity for the trading of the Company’s Common Shares;
●	risks related to the possibility that laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and Canada and require us to develop and implement costly compliance programs;
●	risks related to laws that govern fraud and abuse and patients’ rights;
●	risks related to our ability to comply with environmental, health and safety laws and regulations;
●	risks related to us being a “passive foreign investment company”;
●	risks related to United States investors’ ability to effect service of process or enforcement of actions against us;
●	risks related to market price and trading volume volatility;
●	risks related to our dividend policy;
●	risks associated with future sales of our securities;
●	risks related to our ability to maintain an active trading market for the Company's Common Shares;
●	risks related to our ability to implement and maintain effective internal controls;
●	risks related to provisions in our charter documents and Canadian law affecting corporate governance; and
●	risks related to analyst coverage.

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

The Company believes that the transcription inhibition mechanism of its preclinical compounds is unique and has the potential advantage of bypassing several of the identified mechanisms of resistance to the antiandrogens currently used in the treatment of CRPC. The Company has been granted by the United States Adopted Names (“USAN”) Council a unique USAN stem “-Aniten” to recognize this new first-in-class mechanistic class. The Company refers to this series of proprietary investigational compounds as the “Aniten” series. In preclinical studies, blocking the NTD has demonstrated the capability to prevent AR-driven gene expression. A previously completed Phase 1 clinical trial of ESSA’s first-generation agent, ralaniten acetate (“EPI-506”) administered to patients with metastatic CRPC (“mCRPC”) refractory to current standard of care therapies demonstrated prostate-specific antigen (“PSA”) declines, a sign of inhibition of AR-driven biology.  This inhibition, however, was neither deep nor sustained enough to confer clinical benefit and the Company made the decision to develop a more potent next generation drug which would also have a longer half-life.  The Company has done so and is now in clinical trial with this next generation Aniten, EPI-7386.

According to the American Cancer Society, in the United States, prostate cancer is the second most frequently diagnosed cancer among men, behind skin cancer. Approximately one-third of all prostate cancer patients who have been treated for local disease with curative intent will subsequently have rising serum levels of PSA, which is an indication of recurrent  disease with or without development of distant metastasis. Patients with recurrent disease as indicated by rising PSA usually undergo initial androgen ablation therapy using analogues of luteinizing hormone releasing hormone or surgical castration; this approach is termed “androgen deprivation therapy” (“ADT”). Most of these patients initially respond to ADT; however, many experience a recurrence in tumor growth despite the reduction of testosterone to castrate levels, and at that point are considered to have CRPC. Following diagnosis of CRPC, patients have been generally treated with antiandrogens that block the binding of androgens (darolutamide, enzalutamide, apalutamide or bicalutamide) to the AR, or inhibit synthesis of androgens (abiraterone). More recently, significant improvements in progression free survival and overall survival have been achieved by utilizing this latest generation of antiandrogens in combination with ADT earlier in the disease natural history (i.e mHSPC and nmCRPC).

Since the mid-20th century, it has been recognized that the growth of prostate tumors is in large part mediated by an activated AR. Generally, there are three means of activating the AR. First, androgens, such as dihydrotestosterone can activate AR by binding to its LBD. Second, CRPC can be driven by variants of AR that lack an LBD, are constitutively activated, and consequently do not require androgen for activation. A third mechanism, of less certain clinical significance, may involve certain signaling pathways that activate AR independent of androgen activity.  Generally, current drugs for the treatment of prostate cancer are directed against the first mechanism by either (i) interfering with the production of androgen, or (ii) preventing androgen from binding to the LBD. Over time, these approaches eventually fail due to mechanisms of resistance which involve the LBD end of the receptor, whether at the DNA (AR amplification or LBD mutations) or RNA level (emergence of AR splice variants). With respect to the development of alternative pathway mechanisms of AR activation, tumors may also become insensitive to anti-androgen activity.  Finally, in patients who have been treated for years with various anti-androgen therapies, genomic changes may lead to additional, non-AR-related oncogenic drivers, also insensitive to inhibition of AR biology.

The Company believes that through their potential to block androgen-driven gene transcription by using a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current antiandrogens, the Aniten series of compounds hold the potential to be effective in cases where LBD-based mechanisms of resistance to second generation antiandrogens in otherwise AR-driven disease are operating. The results from both extensive preclinical studies and the initial clinical experience support the Company’s belief. In preclinical studies, the Aniten series of compounds has been observed to shrink AR-dependent prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation antiandrogens, such as enzalutamide. Plasma PSA level declines and increases in PSA doubling time as well as declines in circulating tumor DNA and decreases in radiographic tumor measurements were observed in a subset of patients enrolled in the Phase 1 study of EPI-7386 as described below.  Importantly with respect to the potential clinical application of NTD inhibition during the natural history of the disease, recent studies by the Company and its collaborators have also suggested the potential advantage for combinations of the Company’s Aniten compounds with currently approved antiandrogens to inhibit AR-driven biology more completely than AR inhibition from either end of the receptor alone. This hypothesis is supported by the clinical trial results obtained in recent years of the superior overall survival obtained in the HSPC setting by combining ADT and latest generation anti-androgens earlier in the course of the disease versus the administration of these two therapies sequentially.

While the potential importance of the NTD as a drug target has been appreciated for more than two decades, for technical reasons this has been a difficult target for therapeutic agent development.  The NTD of the AR is flexible with a high degree of intrinsic disorder making it difficult for use in classic crystal structure-based drug design. The Company is not currently aware of any clinical-stage NTD AR inhibitors that are in development by other drug development companies. The nature of the highly specific binding of the Aniten compounds to the NTD, and the biological consequences of that binding, have been defined in scientific studies. The selectivity of the binding, based on in vivo imaging as well as in vitro studies, has been consistent with the favorable toxicological results observed in preclinical studies of the first-generation EPI-506 and the subsequent safety results observed in the Phase 1 trial of EPI-506.  Subsequent to this trial and following the decision to pursue EPI-7386 as the Company’s lead product candidate, the Company completed a series of biophysical and biological studies revealing the interaction and binding of EPI-7386 to the NTD of the AR and presented these findings at several medical conferences in 2021.  See “Completed Phase 1 Clinical Study of EPI-506” and “Next generation Aniten molecules” below.

The incidence of both metastatic and non-metastatic CRPC continues to rise, and using a dynamic progression model, Scher et al.1 projected a 2020 incidence of 546,955 and prevalence of 3,072,480. The Company believes that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company focused on patients who have failed second-generation antiandrogen therapies (i.e. abiraterone and/or lutamides) for the following reasons:

●	CRPC treatment remains a prostate cancer market segment with an apparent and significant unmet therapeutic need and is a potentially large market;
●	the Company believes that the unique mechanism of action of its Aniten compounds is well suited to treat those patients who have failed AR LBD focused therapies and whose biological characterization reveals that their tumors are still largely driven by AR biology; and
●	the Company expects that the relatively large number of patients with an apparent unmet therapeutic need in this area will facilitate timely enrollment in its clinical trials.

Furthermore, the Company believes that the successful Phase 1 clinical trial facilitates the study of the combination of EPI-7386 with second-generation antiandrogens. The Company and its collaborators have developed preclinical in vitro and in vivo evidence supporting further evaluation of the combination of NTD inhibitors together with the LBD inhibiting antiandrogens. The Company believes that the application of two independent, complementary mechanisms of AR transcription inhibition may result in greater suppression of androgen activity and the delay or prevention of drug resistance. Recent progress in the clinical treatment of prostate cancer has resulted from the earlier utilization of antiandrogens in combination with classic ADT, consistent with the premise that more effective androgen suppression may yield clinical benefit. The Company believes that the introduction of NTD inhibitors, such as EPI-7386, therefore has the potential to improve androgen suppression, delay the emergence of resistance, and result in improved clinical benefit.

Completed Phase 1 Clinical Study of EPI-506

The Company conducted an initial proof-of-concept Phase 1 clinical study utilizing the first-generation Aniten compound, EPI-506 from 2015 to 2017. The objective of the EPI-506 Phase 1 clinical trial was to explore the safety, tolerability, maximum tolerated dose and pharmacokinetics of EPI-506, in addition to anti-tumor activity in asymptomatic or minimally symptomatic patients with mCRPC who were no longer responding to either abiraterone or enzalutamide treatments, or both. Efficacy endpoints, such as PSA reduction, and other disease progression criteria were evaluated. Details relating to the design of the Phase 1/2 clinical trial of EPI-506 are available on the U.S. National Institutes of Health clinical trials website (see https://clinicaltrials.gov under identifier NCT02606123).

The Investigational New Drug (“ IND”) application to the FDA for EPI-506, to begin a Phase 1 clinical trial, was allowed in September 2015, with the first clinical patient enrolled in November 2015. The Company’s Clinical Trial Application (“CTA”) submission to Health Canada was subsequently also cleared. Based on allometric scaling, an initial dose level of EPI-506 of 80 mg was determined. However, following the enrollment of the initial cohorts, it became apparent that EPI-506 exposure was much lower in humans than projected. EPI-506 dosing was escalated aggressively to allow patients in the clinical study greater exposure to the drug. The highest dose patients ultimately received was 3600 mg of EPI-506, administered in a single dose or split into two doses daily. The initial data from the Phase 1 clinical trial was presented at the European Society of Medical Oncology meeting in September 2017.

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

Although the Company believes that the safety results and possible signs of anti-tumor activity observed at higher dose levels support the concept that inhibiting the AR-NTD may provide a clinical benefit to mCRPC patients, the pharmacokinetic and metabolic studies revealed the limitations of the first generation agent EPI-506.  Through its discovery research, the Company had concluded that it should be feasible to develop a next generation of NTD inhibitor which would demonstrate greater potency, reduced metabolism and other improved pharmaceutical properties. As a result, the Company announced on September 11, 2017 its decision to discontinue the further clinical development of EPI-506 and to implement a corporate restructuring plan to focus research and development resources on its next-generation Anitens targeting the AR-NTD. This next generation aniten compound includes significantly more potent drugs designed to exhibit increased resistance to metabolism and therefore a longer predicted circulating half-life. The Company’s lead product candidate EPI-7386 has demonstrated these and other favorable characteristics in extensive preclinical characterization studies which the Company has presented in a series of poster presentations at scientific meetings.

Next generation Aniten molecules

The Company’s family of next-generation investigational Aniten compounds incorporate multiple chemical scaffold changes to the first-generation drugs which in preclinical studies retain NTD inhibition of the AR. In addition, they have shown improvement in a range of attributes when compared to the first-generation compound, EPI-506, in preclinical studies. In in vitro assays measuring inhibition of AR transcriptional activity, these product candidates demonstrated 20 times higher potency than EPI-506 or its active metabolite, EPI-002. In addition, the compounds have demonstrated increased metabolic stability in preclinical studies, suggesting the potential for longer half-lives in humans. Lastly, the compounds have demonstrated more favorable pharmaceutical properties relative to EPI-506. The Company believes that these product candidates, if successfully developed and approved, may offer advancements in ease and cost of large-scale manufacture, drug product stability, and suitability for commercialization globally. Of these next-generation anitens, EPI-7386 was selected for IND filing and a Phase 1 clinical trial.

Our Strategy

In developing possible therapeutics that involve binding to the NTD, the Company’s strategic approach involves:

●	pursuing the clinical development of EPI-7386 as a monotherapy treatment for patients with mCRPC resistant to the current standard of care, as a safe and effective therapy for those prostate cancer patients whose tumors have progressed on current antiandrogen therapy while remaining prevalently driven by the AR pathway;
●	combining aniten compounds with second generation antiandrogens in earlier lines of therapy. The Company, with industry partners, has been conducting clinical trials of combinations of EPI-7386 and second-generation antiandrogens in patients with mCRPC in earlier lines of treatment;
●	advancing the preclinical development of aniten and aniten-related compounds from the Company’s study of NTD degraders as a new approach to AR pathway inhibition. The Company's first generation of AR ANITen bAsed Chimera (“ANITAC”) demonstrates the feasibility of this new approach to AR pathway inhibition for patients with mCRPC; and
●	continuing to further explore, preclinically, other potential applications for AR-NTD inhibitors.

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

From this series of next-generation compounds, EPI-7386 was selected as the lead candidate for clinical development in mCRPC. An IND was submitted to the FDA on March 30, 2020 and was allowed by the FDA on April 30, 2020. A CTA was filed with Health Canada in April 2020 and clearance was subsequently received. Clinical testing of EPI-7386 commenced in July 2020, allowing for accommodations to the planned timeline as a result of the impact of COVID-19 at clinical trial sites (see “Risk Factors - Risks Relating to COVID-19” in this Annual report on Form 10-K).

Advancing EPI-7386 through clinical development

The Phase 1 clinical trial of EPI-7386 “Oral EPI-7386 in Patients With Castration-Resistant Prostate Cancer (EPI-7386)”

is currently actively enrolling nmCRPC patients (“window of opportunity cohort”) and mCRPC patients who are refractory to standard of care treatments at clinical sites in the U.S. and Canada (www.clinicaltrials.gov under identifier NCT04421222). In September 2021, the Company amended the protocol to allow in the Phase 1a for a 800 mg/day and 1200 mg/day dosages, administered as either 400 mg or 600 mg dosed twice daily (“BID”), respectively, to be tested. In addition, the protocol amendment focused further monotherapy development in less heavily pretreated patients with mCRPC, i.e., patients who have received a maximum of three prior approved systemic therapies for mCRPC, including at least one second generation anti-androgen and excluded patients with visceral metastasis. The Company filed a further protocol amendment in July 2022 for Part 1b of the study. Specifically, the Part 1b study contains two components: Cohort A (dose expansion) which will further evaluate the safety and tolerability and anti-tumor activity of EPI-7386 in a patient population of chemo-naïve mCRPC patients whose diseases have progressed after two lines of treatment including at least one line of second generation anti-androgens, and Cohort B “window of opportunity with clinical endpoints” cohort evaluating the anti-tumor activity of EPI-7386 for a limited window of time (up to 12 weeks prior to the start of standard of care therapy) in nmCRPC patients whose disease has been unperturbed by previous second-generation antiandrogen therapies or chemotherapy.

Part 1a – Safety and tolerability of EPI-7386

The open-label, dose-escalation Phase 1a clinical trial was designed to determine the safety, tolerability, pharmacokinetics, maximum tolerated dose and/or a recommended Phase 2 range of doses, in line with the FDA’s Project Optimus, and to access preliminary anti-tumor activity of the drug.

The design of the Phase 1 clinical trial included the standard 3+3 design per dose cohort for the Part 1a dose escalation phase, with subjects receiving a daily oral dose of EPI-7386 once a day (QD) until there is objective evidence of clinical disease progression, and or occurrence of an unacceptable toxicity.

The dose escalation Part 1a of the study has completed enrollment. Patients enrolled in the Part 1a of the study were selected clinically, on the basis of having progressive mCRPC as exemplified by rising PSA values and/or radiological disease progression despite latest generation antiandrogen treatment. However, all patients were also retrospectively biologically characterized for underlying tumor genomic characteristics, for evidence of AR pathway activation as well as non-AR oncogenic pathways and during the conduct of the trial, for dose-related biological, pharmacological and pharmacodynamic effects.

Patients are currently being dosed at 1,000 mg QD and at 1,200 mg/day, administered as 600 mg dosed twice daily (BID). The protocol amendments filed with the FDA in September 2021 and July 2022 allow for monotherapy development in less heavily pretreated patients (as described above) in whom the androgen receptor pathway is more likely to be the primary driver of tumor growth. The Company’s goal has been to establish, one or more doses/schedules to be tested in the expansion Phase 1b study in alignment with the FDA Project Optimus guidance, based on multiple inputs, including pharmacokinetic and biological observations, in addition to clinical experience. Two dose levels have been advanced to Phase 1b dose expansion testing: 600 mg QD and 600 mg BID.

The Part 1b component of the study, as described above, will have two cohorts enrolling in parallel:

Part 1b Cohort A – Dose Expansion

The primary objective of Cohort A is to further evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity (as measured by changes in tumor burden measured by imaging and changes in PSA levels over time) of EPI-7386 at 600 mg BID and 600 mg QD in a patient population enrolled under eligibility criteria similar to the one adopted for the Phase 1a with the exception of prior chemotherapy (not allowed for patients enrolled in this cohort).

Part 1b Cohort B – Window of opportunity with clinical endpoints

The primary objective of Cohort B is to assess the anti-tumor activity (as measured by changes of PSA over time) of

EPI-7386 administered at 600 mg BID for a limited window of time (up to 12 weeks before patients start standard of care therapy) in nmCRPC patients whose disease is unperturbed by previous second-generation antiandrogen therapies or chemotherapy.

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

Combination studies – developing a new standard of care for the treatment of prostate cancer

An activated AR is required for the growth and survival of most prostate cancer. Unlike current antiandrogen therapies which can only inhibit full-length AR, NTD inhibition of AR-directed biology occurs both in full length AR and splice variant ARs. Therefore, the Company believes that the AR-NTD is an ideal target for next-generation antiandrogen hormone therapy. If ESSA’s product candidate is successful in treating CRPC patients, it is reasonable to expect that such clinical candidate may be effective in treating earlier stage patients. Preclinical studies suggest particular value to the use of anitens in combination with the currently widely used second generation antiandrogens.

The Company has announced a number of collaborative studies in line with this strategy. The first collaboration, with Janssen Research & Development, LLC (“Janssen”), to study in clinical trials the safety and potential benefit of combination of EPI-7386 with abiraterone acetate with prednisone as well as the combination of EPI-7386 with apalutamide in patients with mCRPC, was announced on January 13, 2021. Under the collaboration agreement with Janssen, Janssen would pay for and conduct a clinical trial with EPI-7386 and in separate cohorts each of their antiandrogens, apalutamide and abiraterone acetate. This combination trial was initiated in March 2022. Enrollment was suspended by Janssen in October 2022 due to operational recruitment challenges. ESSA has announced its intention to revise the collaboration, with ESSA conducting a study of the combinations, potentially in an earlier patient population, and Janssen supplying apalutamide and abiraterone acetate. A second collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s androgen receptor inhibitor, enzalutamide, in patients with mCRPC was announced on February 24, 2021. ESSA is paying for and is operationally conducting this trial, with an initial Phase 1 dose equilibration followed by a randomized Phase 2 trial involving a planned 120 patients. The enzalutamide for this trial is supplied by Astellas. The first patient in this Phase 1/2 study was dosed in January 2022 and the safety, tolerability, pharmacokinetics, and initial PSA responses were originally reported in the June 2022 clinical update and more recently in a poster presentation at the Prostate Cancer Foundation Retreat 2022. A third collaboration and supply agreement with Bayer Consumer Care AG (“Bayer”) to evaluate EPI-7386 in combination with Bayer’s androgen receptor inhibitor, darolutamide, in patients with mCRPC was announced on April 28, 2021. Under the collaboration with Bayer, Bayer will pay for and conduct a Phase 1/2 clinical trial with EPI-7386 to evaluate EPI-7386 in combination with darolutamide in earlier line mCRPC patients. ESSA will provide EPI-7386 for the combination trials being conducted by Janssen and Bayer. This clinical trial has not yet been initiated. The Company continues to evaluate potential collaborations that could enhance the value of its prostate cancer program and allow it to leverage the expertise of such strategic collaborators such as those with Janssen, Astellas, and Bayer.

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

The preclinical results demonstrate that ANITAC degraders utilize the ubiquitin proteasome system and can degrade many forms of AR including full length, mutant, and splice variants which are often expressed in CRPC patients. Specifically, the ANITAC degraders show robust potency in inhibiting AR transcriptional activity driven by AR-FL, AR-V7, or AR-V567es. In addition, the orally-bioavailable ANITAC degraders exhibit high potency in inhibiting AR-dependent transcription and reducing viability of AR-dependent prostate cancer cells. The Company continues to design and test ANITAC degraders with a focus on improving selectivity.

The Company continues preclinical work on other emerging potential clinical applications for NTD inhibitors.

Recent Developments

The Company has presented preclinical and clinical scientific data relative to EPI-7386 in a number of presentations at scientific meetings and other forums.

2022

On October 31, 2022, the Company announced that Janssen Research and Development is suspending enrollment into the Phase 1 clinical study of EPI-7386 with apalutamide and EPI-7386 with abiraterone acetate plus prednisone in mCRPC patients as a result of operational recruitment challenges. Initial clinical activity was observed in some patients, with two of the three patients achieving a PSA reduction of 90% (“PSA90”) within 12 weeks. The Company is in discussions with Janssen to supply abiraterone acetate and apalutamide for an ESSA-sponsored combination study.

On October 26, 2022, the Company announced the presentation of preclinical data for its lead first generation AR ANITen bAsed Chimera (“ANITAC”™) NTD degrader in a poster session at the 34th EORTC-NCI-AACR Annual Symposium on Molecular Targets and Cancer Therapeutics.

On October 26, 2022, the Company announced the presentation of updated clinical data from the first two cohorts of the Phase 1/2 study of ESSA's lead candidate EPI-7386 in combination with enzalutamide at the 2022 Prostate Cancer Foundation Scientific Retreat. In the multicenter, open-label Phase 1/2 dose escalation study, seven mCRPC patients naïve to second generation antiandrogens were enrolled in the first two cohorts, with escalating doses of EPI-7386 and a fixed 120 mg once a day (QD) dose of enzalutamide. The study permitted one prior line of chemotherapy. Pharmacokinetic results from these first two cohorts demonstrated that enzalutamide exposure was minimally impacted by EPI-7386 while exposures of EPI-7386 were reduced by coadministration with enzalutamide, but remained in the clinically relevant range as suggested by preclinical xenograft studies. The safety of the combination was favorable with a safety profile consistent with second-generation antiandrogens and no dose limiting toxicities were observed. One of the patients in the first cohort discontinued after one cycle of dosing due to a strong CYP3A inducer concomitant medication which lowered exposures to both EPI-7386 and enzalutamide and was therefore not evaluable for efficacy. Anti-tumor activity in the remaining six patients enrolled demonstrated that four of six of these patients achieved a PSA90 by 12 weeks of dosing and five of six patients to date have achieved a PSA90.

On September 13, 2022, the Company appointed Philip Kantoff to its Board of Directors (the “Board”).

On June 30, 2022, the Company announced the establishment of Automatic Securities Disposition Plans for its President and Chief Executive Officer, David R. Parkinson and its Executive Vice President and Chief Operating Officer, Peter Virsik.

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

The update also described the planned Phase 1b study, the planned window of opportunity cohort and the status of the combination study of EPI-7386 with enzalutamide. The Phase 1b study will evaluate a patient population of mCRPC similar to the one treated under the Phase 1a BID cohort but with the additional exclusion of prior chemotherapy. Up to 12 patients per each dose/schedule (600 mg QD and either 400 mg or 600 mg BID) will be evaluated to gain additional information about safety, tolerability, exposure and anti-tumor activity of EPI-7386 in a less heavily pretreated patient population.

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

At the AACR annual meeting on April 10, 2022, in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models,” the Company presented preclinical data for its first generation of androgen receptor (AR) ANITen bAsed Chimera (ANITAC™) N-terminal domain (NTD) degraders. The preclinical data demonstrated the potential of ESSA’s ANITAC degraders as a new approach to AR pathway inhibition. The intrinsically disordered nature of the NTD region of the AR has meant it has generally been considered undruggable. The preclinical studies have shown that through their unique ability to bind to the NTD of AR, ANITACs have the ability to inhibit NTD-mediated AR transcription while also degrading AR protein including resistant forms of AR which are commonly associated with CRPC. The preclinical results demonstrate that ANITAC degraders utilize the ubiquitin proteasome system and can degrade many forms of AR including full length, mutant, and splice variants which are often expressed in CRPC patients. Specifically, the ANITAC degraders show robust potency in inhibiting AR transcriptional activity driven by AR-FL, AR-V7, or AR-V567es. In addition, the orally-bioavailable ANITAC degraders exhibit high potency in inhibiting AR-dependent transcription and reducing viability of AR-dependent prostate cancer cells. The Company continues to design and test ANITAC degraders with a focus on improving selectivity.

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

The Phase 1/2 clinical trial (NCT05075577) is a two part study. Phase 1 evaluates the safety and tolerability of the drug combination to establish the recommended Phase 2 range of doses for EPI-7386 and enzalutamide when dosed in combination. This Phase of the study is expected to enroll up to 30 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. As described below on June 27, 2022 the results of the initial experience with the first cohort were presented, demonstrating the safety and tolerability of the combination in this first cohort, along with the accompanying pharmacokinetic and PSA reduction information. In Phase 2, single agent enzalutamide is compared to the combination of enzalutamide and EPI-7386 in the same patient population. The goal of Phase 2 is to evaluate the safety, tolerability and anti-tumor activity of EPI-7386 in combination with a fixed dose of enzalutamide compared with enzalutamide as a single agent. This part of the study is expected to enroll 120 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies.

2021

In October 2021, the company disclosed the development of a collaboration with Caris Life Sciences, involving the incorporation of Caris’ newly developed cNAS (“circulating nucleic acid sequencing”) assay in the characterization of patients receiving EPI-7386. The Company believes that the characterization of real time individual patient biology will contribute significantly to understanding the extent to which individual patient’s tumors are still AR driven and what mechanisms of resistance exist.

At the October AACR, National Cancer Institute, and European Organisation for Research and Treatment of Cancer Virtual International Conference on Molecular Targets and Cancer Therapeutics, the Company presented preclinical data characterizing the mechanism of action of EPI-7386, including the results of NMR studies which confirm the binding of the compound to the NTD of the AR, a region not currently targeted by other antiandrogen therapies. The data also demonstrated that the combination of EPI-7386 with enzalutamide results in complete inhibition of genome-wide androgen-induced AR binding, supporting the rationale for Phase 1 / 2 combination trials of EPI-7386 with approved antiandrogens in patients with mCRPC.

On February 11, 2021, the Company presented preclinical and clinical pharmacology data from ESSA’s Phase 1 clinical trial of EPI-7386 for the treatment of patients with mCRPC at the 2021 American Society of Clinical Oncology Genitourinary Cancers Symposium in an oral poster presentation titled, “Preclinical and clinical pharmacology of EPI-7386, an androgen receptor N-terminal domain inhibitor for castration-resistant prostate cancer.” The poster is available on the Company website.

Data on the poster included a comparison of preclinical projections of EPI-7386 clinical pharmacokinetic parameters to the pharmacokinetic, safety and preliminary clinical data from the initial 200 mg cohort of patients enrolled in ESSA’s multi-center, open-label, ascending multiple-dose Phase 1 study of EPI-7386 to treat patients with mCRPC who have become resistant to standard of care treatments. Patients participating in this trial have progressed on two or more approved systemic therapies for mCRPC, including at least one second generation antiandrogen therapy not necessarily in the metastatic disease setting. In this initial cohort of patients receiving the 200 mg once-daily dose, EPI-7386 was well-tolerated with no significant adverse effects observed. The results from this cohort support ESSA’s preclinical projections regarding the pharmacologic properties of EPI-7386 in humans. EPI-7386 was well-absorbed, demonstrated high exposure levels and was confirmed to have a long half-life of at least 24 hours. The predicted exposures of EPI-7386 in patients at that 200 mg dose level were similar to the Company’s modeled projections and were still below optimal target exposures of EPI-7386 associated with anti-tumor activity in animal models. Although the 200 mg dose exposure was suboptimal, one out of three patients who completed 12 weeks of therapy experienced a PSA decline of more than 50 percent after three cycles of EPI-7386 therapy (12 weeks) with ongoing continued PSA declines continuing through seventeen cycles of therapy, despite previously having failed enzalutamide and abiraterone acetate.

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

The data also showed that EPI-7386, in combination with enzalutamide, may result in broader and deeper inhibition of the AR pathway, underscoring the potential clinical benefit of combining EPI-7386 with current standard of care antiandrogen therapies for prostate cancer patients at earlier stages of the disease.

2020

At the 32nd EORTC-NCI-AACR Annual Symposium on Molecular Targets and Cancer Therapeutics on October 24, 2020, an oral poster presentation titled, “The preclinical characterization of the N-terminal domain androgen receptor inhibitor, EPI-7386, for the treatment of prostate cancer,” presented new information about EPI-7386 including: (i) in an in vitro cellular thermal shift assay (CETSA), EPI-7386 was shown to physically interact with the both the full-length and the splice variant (AR-V7) form of the AR (ii) in an in vitro full-length AR-driven cellular model (LNCaP), RNAseq data was analyzed by pathway enrichment analysis. EPI-7386 demonstrates largely similar modulation of AR-regulated genes compared to enzalutamide, but with additional unique elements; and (iii) EPI-7386 exhibits superior activity to enzalutamide in the AR-V7-driven cellular models LNCaP95 and 22Rv1 by modulating AR-driven gene expression with or without the addition of an external androgen.

Previously, in vitro data had been presented demonstrating that EPI-7386 binds to the full-length AR and can inhibit the transcription of AR-regulated genes. The new data demonstrates that EPI-7386 can also physically interact with the splice variant form of the androgen receptor, AR-V7, and inhibit its activity. The importance of this interaction with AR-V7 is seen through the superior transcriptional inhibition of AR-regulated genes by EPI-7386 compared to enzalutamide in the AR-V7-driven cell models LNCaP95 and 22Rv1. Together, these data provide insights into mechanistic aspects related to the binding and utility of EPI-7386 against AR-V7 splice-variant driven prostate cancer models. The data supports the Company’s rationale for studying EPI-7386 in men with prostate cancer resistant to current antiandrogens.

Future Clinical Development Program

Phase 2/3 Clinical Trial Design for treating CRPC patients

Depending on the results of the Phase 1 study, a Phase 2 single arm clinical trial evaluating the activity of EPI-7386 single agent in a larger group of biologically-characterized mCRPC patients might be conducted. Considerations related to the decision to conduct such a trial relate to the company’s ability to identify those patients who, having progressed on one or another late generation anti-androgen, have tumors which are still predominantly AR-driven. Our experience during the conduct of the Phase 1 dose escalation trial has revealed that many such patients will have tumors driven predominantly by other oncogenic drivers. Those patients whose tumors remain predominantly AR-driven are the population most likely to benefit clinically from aniten therapy, and the size of this population will weigh in the decision as to whether or not to pursue a single agent registration strategy

In order to ultimately obtain full single agent regulatory approval, the Company expects that at least one Phase 3 clinical trial will be required, most likely in patients similar to the population of mCRPC patients who will have been enrolled in the planned Phase 1/2 clinical trial. However, the results of the Phase 1/2 clinical trial may also suggest modification of the initial patient population based on anti-tumor response and biomarker assessment. In a Phase 3 clinical trial, the key end-point is expected to be progression-free survival or overall survival relative to patients receiving the standard of care. It is expected that such a Phase 3 clinical trial would be conducted at numerous sites around the world.

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

Currently approved therapies include:

GENERIC/PROGRAM NAME	BRAND NAME	COMPANY NAME(S)	STAGE
Enzalutamide	Xtandi	Astellas and Pfizer	Marketed
Abiraterone acetate	Zytiga	Johnson & Johnson	Marketed
Sipuleucel-T	Provenge	Valeant	Marketed
Docetaxel	n/a	Sanofi and various	Marketed
Cabazitaxel	Jevtana	Sanofi	Marketed
Radium-233	Xofigo	Bayer	Marketed
Apalutamide (ARN-509)	Erleada	Johnson & Johnson	Marketed
Darolutamide	Nubeqa	Bayer	Marketed
Pembrolizumab	Keytruda	Merck	Marketed
Olaparib	Lynparza	AstraZeneca	Marketed
Rucaparib	Rubraca	Clovis Oncology	Marketed
Vipivotide tetraxetan	Pluvicto	Novartis	Marketed

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

ESSA’s Intellectual Property Strategy

The Company currently retains all commercial rights for its Aniten series drug portfolio and believes it has developed a strong and defensive intellectual property position for the Aniten structural classes. ESSA has licensed certain patent rights, with respect to some of its compounds that modulate AR activity, from the Licensors. ESSA has the right to acquire ownership of the licensed patents and patent applications upon specified payment to the Licensors, and providing that payments required under the License Agreement continue to be made.

As of November 2022, ESSA owns rights to 62 issued patents, including 17 issued U.S. patents, that are in force and cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues. As of November 2022, 6 of these issued patents cover the EPI-7386 compound and are expected to provide protection until the expiration dates, ranging from 2036 to 2042. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the aniten next-generation NTD inhibitors, with expected expiration dates between 2036-2042.

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

Government Regulation Outside of the United States and Canada

In addition to regulations in the United States and Canada, we will be subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of our products.

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

Human Capital Resources

As of the date of this Annual Report, ESSA has a total of approximately 50 employees and consultants on a full-time or part-time basis. ESSA has in the past, and may in the future, retain additional expert consultants on an ad-hoc basis if required in connection with the Company’s development program.

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

The Company has the following wholly owned subsidiaries:

●	ESSA Pharmaceuticals Corp. (“ESSA Texas”), existing under the laws of the State of Texas. The head office of ESSA Texas is located at Suite 1300, 700 Milam Street, Houston, Texas, USA 77002; and
●	Realm Therapeutics plc. (“Realm”), existing under the laws of the England and Wales, and its wholly owned subsidiary Realm Therapeutics Inc., existing under the laws under the State of Delaware, which were both acquired on July 31, 2019. Realm Therapeutics plc was dissolved on January 7, 2021, and Realm Therapeutics Inc was cancelled on December 30, 2021.

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

Additionally, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the CSA may be accessed through the CSA’s System for Electronic Document Analysis and Retrieval (“SEDAR”) at www.sedar.com. Our annual report on Form 10-K from the year ended September 30, 2021, which includes a full discussion of the general development of our business, can be found at https://sec.report/Document/0001558370-21-016181/.

Item 1A.	Risk Factors

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all the risks  that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety, together with our other filings with the SEC, for additional information regarding the material factors that make an investment in our securities speculative or risky, and before making an investment decision regarding our Common Shares. These risks and uncertainties include, but are not limited to, the following:

●	We are subject to risks related to COVID-19;
●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome;
●	Our future success is dependent primarily on the regulatory approval for commercialization of a single product candidate, which is in the clinical development stage;
●	We may not be able to obtain required regulatory approvals for our proposed products;
●	We may not be able to successfully commercialize our Aniten series of compounds;
●	Our product candidate and potential future product candidates may have undesirable side effects when used alone or in combination with other drugs, that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales;
●	Even if we obtain marketing approval for any product candidate and potential future products, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense;
●	We may fail to comply with applicable legal and regulatory requirements, which may result in administrative or judicial sanctions;
●	We have limited experience manufacturing product candidates on a large clinical or commercial scale and have no manufacturing facility;
●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or terminate the relationship, this could substantially harm our business because we may not be able to obtain regulatory approval for or commercialize product candidates in a timely manner or at all;
●	Our business may be materially adversely affected by new legislation, new regulatory requirements and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare through various means;
●	We will have significant additional future capital needs for future clinical trials and there are uncertainties as to the Company’s ability to raise additional funding;
●	We may not be able to raise additional capital on favorable terms, which may result in dilution to our existing shareholders, restrictions on our operations or the requirement for us to relinquish rights to technologies or any future product candidates;
●	We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future and may never generate profits from operations or maintain profitability;
●	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability;
●	We rely on proprietary technology, the protection of which can be unpredictable and costly;
●	We may not be able to protect our intellectual property rights throughout the world;
●	We may be subject to claims by third parties asserting that we, or our employees, contractors or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property;
●	Our business and operations would suffer in the event of computer system failures or security breaches;
●	We face intense competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively;

●	We have never marketed a drug before, and if we are unable to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements, we may be unable to generate any revenue;
●	Our product candidate and potential future products may, if approved for sale, not achieve or maintain expected levels of market acceptance, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our securities to decline;
●	Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and Canada and require us to develop and implement costly compliance programs;
●	We are a smaller reporting company and a non-accelerated filer and the reduced disclosure requirements available to us may make our Common Shares less attractive to investors;
●	We are and there is a risk that we may continue to be a “passive foreign investment company,” which would likely result in materially adverse U.S. federal income tax consequences for U.S. investors; and
●	The market price and trading volume of our Common Shares may be volatile, which could result in rapid and substantial losses for our shareholders or securities litigation.

Risks Relating to COVID-19

The COVID-19 outbreak or other health epidemics may negatively affect the Company’s ability to maintain operations and execute its business plan.

The COVID-19 pandemic has had a broad adverse impact on the global economy across many industries and has resulted in significant governmental measures being implemented to control the spread of the virus, including quarantines, travel restrictions and business shutdowns, as well as significant volatility in global financial markets. In March 2020, the Company made the decision to transition employees to primarily remote working arrangements. This continues to the present, but the Company has taken steps to maintain internal communication, and operations have thus far continued on schedule and with minimal interruption. In particular, the Company has been able to continue to move towards activating initial clinical trial sites with patients being dosed and with additional patients in screening. Although COVID-19 has not yet had any material adverse impact on the Company’s operations or financial condition, there can be no assurances that it will not have an impact on the Company’s business, operations or financial condition going forward. The Company has experienced significant delays in enrolling patients in its clinical trials, directly or indirectly related to COVID-19, resulting resource constraints at clinical trial sites, as well as competition for patients with other studies being pursued by other entities. The potential still remains that we may experience future delays with third party vendor operations, including foreign and domestic supply chains, or delays in clinical trial activities.

While the Company will continue to work to minimize any emerging complications, the extent to which COVID-19 may cause more significant disruptions to business and operations will depend on future developments, which are highly uncertain and cannot be definitively predicted. These uncertainties include the duration of the pandemic (including future potential waves or cycles), travel restrictions and social distancing measures, and the effectiveness of actions taken to contain and treat the disease and to address its impact, including its impact on global financial markets. A lack of coordinated response on risk mitigation and vaccination deployment with respect to the COVID-19 pandemic could result in significant increases to the duration and severity of the pandemic and could have a corresponding negative impact on our business. For example, with the increased availability of vaccines in North America and certain countries around the world, the rate of additional COVID-19 infections and hospitalizations has declined in certain locations, resulting in relaxed restrictions and a general reopening of the economy and travel across many jurisdictions. While these developments are promising, reduced vaccine availability or resistance to vaccination by certain persons may result in increasing infection and hospitalization rates, which could be further complicated by the emergence of more virulent or infectious variants of the virus.

If the COVID-19 pandemic worsens or continues for a prolonged period of time, the Company could experience disruptions that could significantly impact current and planned clinical trials, preclinical studies and our business activities including:

●	delays or difficulties in initiating clinical trial sites;
●	delays or difficulties in enrolling patients in our current and potential future clinical trials of EPI-7386;
●	disruption to and delays in preclinical research and analysis activities due to an extended temporary closure of contract lab facilities;
●	disruptions in supply, logistics or other activities related to the procurement of materials, which could have a negative impact on the Company’s ability to conduct preclinical studies, initiate or complete clinical trials or commercialize product candidates;
●	diversion of healthcare resources away from conducting clinical trials;
●	interruption of key preclinical studies and clinical trial activities, due to limitations on travel imposed or recommended by federal, state, provincial or municipal governments, employers and others;
●	limitations in resources that would otherwise be focused on the conduct of the Company’s business or current or planned preclinical studies or clinical trials, including due to sickness, restrictions on travel, prolonged stay-at-home or shelter-in-place orders and other COVID-19 related concerns;
●	changes in regulations as part of a response to the COVID-19 outbreak which may require the Company to change the ways in which the preclinical studies and clinical trials are conducted and incur unexpected costs, or requires the Company to discontinue our preclinical research or clinical trials altogether;
●	delays in receiving regulatory approvals;
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel; and
●	limitations on the Company’s ability to recruit preclinical research, clinical, regulatory and other professional staff on the timeframe required to support research and development programs.

In addition, COVID-19 could result in continued significant disruption of global financial markets, reducing our ability to access capital, which could have negative future impacts on our liquidity and financial condition. Financial volatility has adversely affected, and may continue to adversely affect, the value of the Company’s Common Shares.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. ESSA’s planned clinical trials may produce negative or inconclusive results, and ESSA or any of its current and future collaborators may decide, or regulators may require ESSA, to conduct additional clinical or preclinical testing. The results of preclinical studies and early clinical trials may not be predictive of the results of later-stage clinical trials. Preclinical tests and Phase 1 and Phase 2 clinical trials are primarily designed to test safety, to study pharmacokinetics and pharmacodynamics and to understand the side effects of product candidates at various doses and schedules. Success in preclinical or animal studies and early clinical trials does not ensure that later large-scale efficacy trials will be successful nor does it predict final results. Favorable results in early trials may not be repeated in later trials. The Company cannot assure you that the FDA, TPD or EMA or other similar government bodies will view the results as the Company does, or that any future trials of ESSA’s proposed products for other indications will achieve positive results. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials.

A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Any current or future clinical trial results for ESSA’s proposed products may not be successful. Similarly, preclinical interim results of a clinical trial do not necessarily predict final results. A number of factors could contribute to a lack of favorable safety and efficacy results for ESSA’s proposed products for other indications. For example, such trials could result in increased variability due to varying site characteristics, such as local standards of care, differences in evaluation period and due to varying patient characteristics including demographic factors and health status. There can be no assurance that the Company’s clinical trials will demonstrate sufficient safety and efficacy for the FDA, TPD or EMA or other similar government bodies to approve ESSA’s potential products for the treatment of CRPC, or any other indication that the Company may consider in any additional NDA or NDS submissions for ESSA’s potential products.

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

In addition, clinical trials and nonclinical studies performed by research organizations and other independent third parties may yield negative or inconclusive results regarding the effect of ESSA’s potential products on CRPC, either in absolute terms or relative to other products.

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

Further, disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could also hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified product candidates from being developed, or approved or commercialized in a timely manner or at all, which could negatively impact the Company’s business.

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

The receipt of required regulatory approvals for the Company’s product candidate and potential future product candidate(s) is uncertain and subject to a number of risks, including the following:

●	the FDA, IRBs or comparable foreign regulatory authorities may disagree with the design or implementation of the Company’s clinical trials;
●	the Company may not be able to provide acceptable evidence of the safety, efficacy or quality of its potential products;
●	the results of the Company’s clinical trials may not meet the level of statistical or clinical significance required by the FDA or comparable foreign regulatory authorities for marketing approval;
●	the dosing of the Company’s potential products in a particular clinical trial may not be at an optimal level;
●	patients in the Company’s clinical trials may suffer adverse effects for reasons that may or may not be related to the Company’s potential products;
●	the data collected from the Company’s clinical trials may not be sufficient to support the submission of an NDA for the Company’s potential products or to obtain regulatory approval in the United States, Europe, Japan, Canada, or elsewhere;
●	the FDA or comparable foreign regulatory authorities may find deficiencies in the manufacturing processes or facilities of third-party manufacturers with which the Company contracts for clinical and commercial supplies; and
●	the approval policies or regulations of the FDA or comparable foreign regulatory authorities may significantly change in a manner rendering the Company’s clinical data insufficient for approval.

The FDA and other comparable foreign regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that the Company’s data is insufficient for approval and require additional clinical trials, or other studies. In addition, varying interpretations of the data obtained from preclinical studies and clinical trials could delay, limit or prevent regulatory approval of the Company’s potential products. ESSA, or ESSA’s future collaborative partner, if any, must obtain and maintain regulatory authorization to conduct clinical trials. ESSA’s preclinical research is subject to good laboratory practice, or GLP and other requirements and ESSA’s clinical research is subject to good clinical practice, or GCP and other requirements. Failure to adhere to these requirements could invalidate ESSA’s data. In addition, the relevant regulatory authority or independent review board may modify, suspend or terminate a clinical trial at any time for various reasons, including a belief that the risks to study subjects outweigh the benefits. Further, the process of obtaining regulatory approvals is expensive, often takes many years, if approval is obtained at all, and can vary substantially based upon, among other things, the type, complexity and novelty of the prescription product candidates involved, the jurisdiction in which regulatory approval is sought and the substantial discretion of the regulatory authorities. If regulatory approval is obtained in one jurisdiction, it does not necessarily mean that ESSA’s potential products will receive regulatory approval in all jurisdictions in which the Company may seek approval, or any regulatory approval obtained may not be as broad as what was obtained in other jurisdictions. However, the failure to obtain approval for ESSA’s potential products in one or more jurisdictions may negatively impact the Company’s ability to obtain approval in a different jurisdiction. Accordingly, despite ESSA’s expenditures and investment of time and effort, it may be unable to receive required regulatory approvals for product candidates developed by it. If a significant portion of these development efforts are not successfully completed, required regulatory approvals are not obtained, or any approved products are not commercially successful, ESSA’s business, financial condition and results of operations may be materially harmed.

The Company will also need to obtain FDA approval for any proposed product candidate names, and any failure or delay associated with such approval may adversely affect the business. The FDA typically conducts a review of proposed product candidate names, including an evaluation of the potential for confusion with other product names. The FDA may also object to a product name if it believes the name inappropriately implies certain medical claims or contributes to an overstatement of efficacy. If the FDA objects to any product candidate names, ESSA may be required to adopt an alternative name for product candidates.

As an organization, ESSA has never submitted an NDA/NDS and may be unable to do so for any future products ESSA develops.

ESSA is currently undergoing a Phase 1 clinical trial for EPI-7386. ESSA will need to conduct Phase 2 and Phase 3 clinical trials, which it has not previously undertaken. The conduct of Phase 3 clinical trials and the submission of a successful IND or CTA and NDA or NDS is a complicated process. As an organization, ESSA has limited experience in preparing, submitting and prosecuting regulatory filings and has not submitted an NDA or NDS. ESSA’s interactions with the FDA to date have been limited to the completed EPI-506 clinical trial and the initiation of the Phase 1 clinical trial for EPI-7386. Consequently, even if ESSA’s initial clinical trials are successful, the Company may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA or NDS submission and approval of ESSA’s proposed products or any other future product candidate ESSA may develop. The Company may require more time and incur greater costs than competitors and may not succeed in obtaining regulatory approvals of products that the Company develops. Failure to commence or complete, or delays in, ESSA’s planned clinical trials, would prevent ESSA from or delay ESSA in commercializing proposed products or any other future product candidate ESSA develops.

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

The Company’s product candidate and potential future product candidates may have undesirable side effects when used alone or in combination with other approved products or investigational new drugs that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales.

Although any future product candidates will undergo safety testing, not all adverse effects of drugs can be predicted or anticipated. Unforeseen side effects from any of ESSA’s product candidate and potential future product candidates when used alone or in combination with other approved products or investigational new drugs could arise either during clinical development or, if approved by regulatory authorities, after the approved product has been marketed. The results of any future clinical trials may show a product candidate causes undesirable or unacceptable side effects, which could interrupt, delay or halt clinical trials, and result in delay of, or failure to obtain, marketing approval from the FDA and other regulatory authorities, or result in marketing approval from the FDA and other regulatory authorities with restrictive label warnings, limited patient populations or potential product liability claims.

Patients in ESSA’s planned clinical trials may in the future suffer significant adverse events or other side effects not observed in ESSA’s nonclinical studies or previous clinical trials. If significant adverse events or other side effects are observed in any of ESSA’s current or future clinical trials, ESSA may have difficulty recruiting patients to the clinical trials, patients may drop out of ESSA’s trials, or ESSA may be required to abandon the trials or the Company’s development efforts of that product candidate altogether or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, if EPI-7386 or any future product candidates ESSA may develop, are used in combination with other approved products, EPI-7386 or any future product candidates ESSA may develop may exacerbate adverse events associated with the approved product and it may not be possible to determine whether it was caused by ESSA’s product or the one with which it was combined. Patients treated with EPI-7386 or any future candidates ESSA may develop, may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to EPI-7386 or any future product candidates ESSA may develop, but may still impact the success of ESSA’s clinical trials. The inclusion of critically ill patients in ESSA’s clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

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

If ESSA, or any of ESSA’s partners are unable to enroll and/or maintain subjects in clinical trials, ESSA will be unable to complete its clinical development activities on a timely basis or at all.

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of ESSA’s or ESSA’s partners clinical trials depends, in part, on the speed at which ESSA or ESSA’s partners can recruit patients to participate in its trials, as well as completion of required follow-up periods. The Company or its partners may not be able to initiate or continue clinical trials for EPI-7386, or any future product candidate it may develop, if the Company or its partners are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, or other comparable foreign regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than the Company or the Company’s partners anticipate. The eligibility criteria of ESSA or ESSA’s partners clinical trials, once established, may further limit the pool of available trial participants.

Enrollment of patients in ESSA or ESSA’s partners clinical trials and maintaining patients in its ongoing clinical trials may be delayed or limited as the Company or the Company’s partners clinical trial sites limit their onsite staff or temporarily close as a result of the COVID-19 pandemic. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during the pandemic. These factors resulting from the COVID-19 pandemic could delay the anticipated readouts from the Company’s or the Company’s partners clinical trials and ultimately delay future regulatory submissions.

Patient enrollment may also be affected if ESSA’s or ESSA’s partners or competitors have ongoing clinical trials for product candidates that are under development for the same indications as EPI-7386, or any future product candidate the Company or the Company’s partners or competitors may develop, and patients who would otherwise be eligible for ESSA’s or ESSA’s partners clinical trials instead enroll in clinical trials of a competitors’ product candidates. Patient enrollment for any of the Company’s or the Company’s partners clinical trials may be affected by other factors, including:

●	the size and nature of the patient population;
●	severity of the disease under investigation;
●	availability and efficacy of approved drugs for the disease under investigation;
●	patient eligibility criteria for the trial in question as defined in the protocol;
●	perceived risks and benefits of the product candidate under study;
●	clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new products that may be approved for the indications ESSA is investigating;
●	the efforts to facilitate timely enrollment in clinical trials;
●	patient referral practices of physicians;
●	the ability to monitor patients adequately during and after treatment;
●	proximity and availability of clinical trial sites for prospective patients;
●	continued enrollment of prospective patients by clinical trial sites; and
●	the risk that patients enrolled in clinical trials will drop out of the trials before completion or, because they may be late-stage cancer patients, will not survive the full terms of the clinical trials.

Furthermore, ESSA’s or ESSA’s partners’ plans to rely on clinical research organizations (“CROs”) and clinical trial sites to ensure the proper and timely conduct of the Company’s or the Company’s partners clinical trials, and while the Company has agreements governing their committed activities, the Company has limited influence over their actual performance.

If ESSA experiences delays in the completion or termination of any clinical trial of any future product candidates, the commercial prospects of product candidates will be harmed, and ESSA’s or ESSA’s partners ability to generate product revenues from any of these product candidates will be delayed. In addition, any delays in completing ESSA’s or ESSA’s partners’ clinical trials will increase costs, slow down product candidate development and approval process and could shorten any periods during which ESSA or ESSA’s partners may have the exclusive right to commercialize product candidates or allow competitors to bring products to market before ESSA or ESSA’s partners does, and jeopardize ESSA’s or ESSA’s partners ability to commence product sales, which would impair ESSA’s or ESSA’s partners ability to generate revenues and may harm ESSA’s or ESSA’s partners business, results of operations, financial condition and cash flows and future prospects. In addition, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of ESSA’s or ESSA’s partners proposed products or future product candidates.

ESSA may conduct trials for future product candidates at sites outside the United States and the FDA may not accept data from trials conducted in such locations.

ESSA may in the future choose to conduct more clinical trials outside the United States. Although the FDA may accept data from clinical trials conducted outside the United States, acceptance of this data is subject to certain conditions imposed by the FDA. For example, the clinical trial must be well designed and conducted and performed by qualified investigators of recognized competence and pursuant to GCP requirements. The trial population must also adequately represent the U.S. population, and the data must be applicable to the U.S. population and U.S. medical practice in ways that the FDA deems clinically meaningful. The FDA must be able to validate the data through an on-site inspection or other appropriate means. In addition, while these clinical trials are subject to the applicable local laws, FDA acceptance of the data will be dependent upon its determination that the studies also complied with all applicable U.S. laws and regulations. There can be no assurance the FDA will accept data from trials conducted outside of the United States. If the FDA chooses to not accept data collected outside the United States, it would likely result in the need for additional trials, which would be costly and time-consuming and delay or permanently halt the development of the Company’s proposed products or any future product candidates.

Even if the Company obtains marketing approval for any product candidate and potential future products, the Company will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense.

Even if the Company obtains U.S., Canadian or European regulatory approval for a future product candidate, which would not occur until the Company successfully completes multiple clinical trials, including Phase 3 clinical trials, the FDA, TPD or EMA may still impose significant restrictions on its indicated uses or marketing or the conditions of approval, or impose ongoing requirements for potentially costly and time-consuming post-approval studies, including Phase 4 clinical trials or clinical outcome studies and post-market surveillance to monitor the safety and efficacy of ESSA’s potential products. Even if the Company secures U.S., Canadian or European regulatory approval, the Company would continue to be subject to ongoing regulatory requirements governing manufacturing, labeling, packaging, storage, quality assurance, distribution, import, export, safety surveillance, advertising, promotion, recordkeeping and reporting of adverse events and other post-market information. These requirements include registration with the FDA, as well as continued compliance with GCP obligations, for any clinical trials that the Company conducts post approval. In addition, manufacturers of drug products and their facilities are subject to continual review and periodic inspections by the FDA and other regulatory authorities for compliance with current cGMP requirements relating to quality control, quality assurance and corresponding maintenance of records and documents.

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

ESSA may experience delays in any future preclinical studies or clinical trials, and ESSA does not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement of these planned clinical trials could be substantially delayed or prevented by several factors, including:

●	discussions with the FDA or other regulatory agencies regarding the scope or design of ESSA’s clinical trials;
●	the limited number of, and competition for, suitable sites to conduct ESSA’s clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as ESSA’s product candidates;
●	any delay or failure to obtain regulatory approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
●	subjects choosing an alternative treatment for the indication for which ESSA is developing EPI-7386, or participating in competing clinical trials;
●	inability to obtain sufficient funds required for a clinical trial;
●	clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
●	delay or failure to manufacture sufficient supplies of the product candidate or obtaining sufficient quantities of combination therapies for ESSA’s clinical trials;
●	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;
●	delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

The completion of ESSA’s clinical trials, once started, could also be substantially delayed or prevented by several factors, including:

●	slower than expected rates of patient recruitment and enrollment;
●	failure of patients to complete the clinical trial or to return for post-treatment follow-up;
●	the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;
●	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including possible deaths;
●	lack of efficacy during clinical trials;
●	termination of ESSA’s clinical trials by one or more clinical trial sites;
●	inability or unwillingness of patients or clinical investigators to follow ESSA’s anticipated schedule or ESSA’s clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;
●	inability to monitor patients adequately during or after treatment by ESSA and/or ESSA’s CROs;
●	ESSA’s CROs or clinical study sites failing to comply with regulatory requirements or meet their contractual obligations to ESSA in a timely manner, or at all, deviating from the protocol or dropping out of a study;
●	the inability to produce or obtain sufficient quantities of the product candidate to complete clinical studies;
●	the inability to scale up manufacture of the product candidate into a commercially acceptable formulation at reasonable cost;
●	the inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial; and
●	the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing.

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

ESSA has extensively relied upon and plans to continue to extensively rely upon entities outside of its control, including independent clinical investigators, CROs and academic institutions, to monitor and manage data for its ongoing preclinical and clinical programs. ESSA relies on these parties for execution of its preclinical studies and clinical trials, and it controls only some aspects of their activities. Nevertheless, ESSA is responsible for ensuring that each of its studies and clinical trials is conducted in accordance with the applicable protocol and legal, regulatory and scientific standards, and ESSA’s reliance on CROs and academic institutions does not relieve it of these responsibilities. ESSA also relies on third parties to assist in conducting its preclinical studies in accordance with GLP and the Animal Welfare Act requirements. ESSA and the third parties that it relies on are required to comply with federal regulations and current GCP, which are international standards meant to protect the rights and health of patients that are enforced by the FDA and comparable foreign regulatory authorities for all of ESSA’s products in clinical development. Regulatory authorities enforce GCP through periodic inspections of trial sponsors, principal investigators and trial sites. If ESSA or any of the third parties it relies on fail to comply with applicable GCP, the clinical data generated in ESSA’s clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require ESSA to perform additional clinical trials before approving ESSA’s marketing applications. ESSA cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of its clinical trials comply with GCP requirements. In addition, ESSA’s clinical trials must be conducted with product produced under cGMP requirements. Failure to comply with these regulations may require ESSA to repeat preclinical studies and clinical trials, which would delay the regulatory approval process.

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

The third parties that ESSA relies upon are not its employees, and except for remedies available to the Company under its agreements with such third parties, ESSA cannot control whether or not they devote sufficient time and resources to the Company’s ongoing clinical, nonclinical and preclinical programs. Academic institutions may not operate under the same commercial standards as other third-party CROs that undertake such work and may not be able to devote adequate time and resources to preclinical studies. These third parties may also have relationships with other commercial entities, including ESSA’s competitors, for whom they may also be conducting clinical trials or other product development activities, which could affect their performance on ESSA’s behalf. Switching or adding additional CROs or academic institutions would involve additional cost and would require management time and focus. The CROs and academic institutions that ESSA relies on have the right to terminate their agreements with the Company in the event of an uncured material breach. If any of ESSA’s relationships with CROs and academic institutions terminate, the Company could experience a significant delay in identifying, qualifying and managing performance of a comparable third-party service provider, which could adversely affect its development programs. In addition, there is a natural transition period when a new CRO or academic institution commences work and the new CRO or academic institution may not provide the same type or level of services as the original provider. ESSA may not be able to enter into arrangements with alternative CROs or academic institutions or be able to do so on commercially reasonable terms.

If independent clinical investigators, CROs or academic institutions do not successfully carry out their contractual duties or obligations or meet expected deadlines, or if the quality or accuracy of the preclinical or clinical data they obtain is compromised due to the failure to adhere to our protocols, regulatory requirements or for other reasons, ESSA’s preclinical or clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize future product candidates. As a result, ESSA’s results of operations and the commercial prospects for its future product candidates would be harmed, its costs could increase and its ability to generate revenues could be delayed.

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

ESSA has limited experience manufacturing product candidates on a large clinical or commercial scale and has no manufacturing facility. As a result, ESSA may in the future be dependent on third-party manufacturers for the manufacture of product candidates as well as on third parties for ESSA’s supply chain, and if ESSA experiences problems with any future third parties, the manufacturing of ESSA’s product candidates or products could be delayed.

ESSA does not own or operate facilities for the manufacture of future potential product candidates. ESSA currently has no plans to build internal clinical or commercial scale manufacturing capabilities. ESSA relies on collaborators either directly or through third-party contract manufacturing organizations, or CMOs, for the manufacture of active pharmaceutical ingredients for ESSA’s product candidates for preclinical testing and clinical trials and intends to do so for the future commercial manufacturing of its products. Also, ESSA may potentially rely on other CMOs for the production of the final product formulation. To meet ESSA’s projected potential needs for clinical supplies to support its activities through regulatory approval and commercial manufacturing, the CMOs with whom ESSA works and may potentially work will need to increase the scale of production. ESSA may need to identify additional CMOs for continued production of supply for product candidates in the event the current potential CMOs ESSA chooses to utilize are unable to scale production, or if ESSA otherwise experiences any problems with them. Although alternative third-party suppliers with the necessary manufacturing and regulatory expertise and facilities exist, it could be expensive and take a significant amount of time to arrange for alternative suppliers. ESSA may encounter technical difficulties or delays in the transfer of any future potential product manufacturing on a commercial scale to additional third-party manufacturers. ESSA may be unable to enter into agreements for commercial supply with third-party manufacturers, or may be unable to do so on acceptable terms. If ESSA is unable to arrange for alternative third-party manufacturing sources or to do so on commercially reasonable terms or in a timely manner, ESSA may not be able to complete development of its potential product candidates, market or distribute them.

Reliance on third-party manufacturers entails risks to which ESSA would not be subject if ESSA manufactured product candidates or products ourselves, including reliance on the third-party for regulatory compliance and quality assurance, the possibility of breach of the manufacturing agreement by the third-party because of factors beyond ESSA’s control, including a failure to synthesize and manufacture product candidates or any products ESSA may eventually commercialize in accordance with ESSA’s specifications and the possibility of termination or nonrenewal of the agreement by the third party, based on its own business priorities, at a time that is costly or damaging to ESSA. In addition, the FDA and other regulatory authorities require that ESSA’s product candidates and any products that ESSA may eventually commercialize be manufactured according to cGMP and similar foreign standards. Any failure by ESSA’s third-party manufacturers to comply with cGMP or failure to scale up manufacturing processes, including any failure to deliver sufficient quantities of product candidates in a timely manner, could lead to a delay in, or failure to obtain, regulatory approval of any of ESSA’s potential product candidates and could cause ESSA to incur higher costs and prevent ESSA from commercializing product candidates successfully. In addition, such failure could be the basis for the FDA to issue a warning letter, withdraw approvals for product candidates previously granted to ESSA, or take other regulatory or legal action, including recall or seizure of outside supplies of the product candidate, total or partial suspension of production, suspension of ongoing clinical trials, refusal to approve pending applications or supplemental applications, detention or product, refusal to permit the import or export of products, injunction, or imposing civil and criminal penalties.

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

Recently enacted and future legislation may increase the difficulty and cost for the Company to obtain marketing approval of, and commercialize, its products and affect the prices the Company may obtain.

In the United States and internationally there have been a number of legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval for ESSA’s products, restrict or regulate post-approval activities and affect the Company’s ability to profitably sell products. Legislative and regulatory proposals have been made to expand post-approval requirements and restrict sales and promotional activities for pharmaceutical products. The Company does not know whether additional legislative changes will be enacted, or whether the FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on the marketing approvals of ESSA’s products, if any, may be. In addition, increased scrutiny by the U.S. Congress of the FDA’s approval process may significantly delay or prevent marketing approval, as well as subject the Company to more stringent product labeling and post-marketing testing and other requirements.

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

Further, the FDA’s policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. In response to the global COVID-19 pandemic, in March 2020 the FDA announced its intention to postpone most domestic and foreign inspections of manufacturing facilities, and regulatory authorities outside the United States adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. Although the FDA resumed domestic on-site inspections in July 2021, inspections are being scheduled based upon each state’s phase of reopening and the current intensity and risk of COVID-19 infections in a geographic region, and foreign inspections have not resumed. This or other decreases in FDA inspection or regulatory activity could delay regulatory approval of our product candidates. Changes to the FDA’s policies and regulations may also impact our product candidates. For example, in December 2016, the 21st Century Cures Act (“Cures Act”) was signed into law. The Cures Act, among other things, is intended to modernize the regulation of drugs and biologics and spur innovation, but its ultimate implementation is unclear. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained, which would adversely affect our business, prospects and ability to achieve or sustain profitability. In addition, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 (“Right to Try Act”) was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a drug manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act. ESSA cannot be sure whether additional legislative changes will be enacted, or whether FDA regulations, guidance or interpretations will be changed, or what the impact of such changes on its product candidates, if any, may be.

The Company also cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action in the United States. For example, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set and advertise prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries, and bulk purchasing.

Further, on September 9, 2021, the Biden Administration published a wide-ranging list of policy proposals, most of which would need to be carried out by Congress, to reduce drug prices and drug payment. The United States Department of Health and Human Services ( “HHS”) plan includes, among other reform measures, proposals to lower prescription drug prices, including by allowing Medicare to negotiate prices and disincentivizing price increases, and to support market changes that strengthen supply chains, promote biosimilars and generic drugs, and increase price transparency. These initiatives recently culminated in the enactment of the Inflation Reduction Act (the “IRA”) in August 2022, which will, among other things, allow the HHS to negotiate the selling price of certain drugs and biologics that the Centers for Medicare & Medicaid Services (“CMS”) reimburses under Medicare Part B and Part D, although only high-expenditure single-source drugs that have been approved for at least 7 years (11 years for biologics) can be selected by CMS for negotiation, with the negotiated price taking effect two years after the selection year. The negotiated prices, which will first become effective in 2026, will be capped at a statutory ceiling price beginning in October 2023, penalize drug manufacturers that increase prices of Medicare Part B and Part D drugs at a rate greater than the rate of inflation. The IRA permits the Secretary of HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. Manufacturers that fail to comply with the IRA may be subject to various penalties, including civil monetary penalties. The IRA also extends enhanced subsidies for individuals purchasing health insurance coverage in ACA marketplaces through plan year 2025. These provisions will take effect progressively starting in 2023, although they may be subject to legal challenges.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for any product candidates we successfully develop or additional pricing pressures. These and other potential reforms could have a significant impact on the pharmaceutical industry and on the development and potential future pricing of ESSA’s product candidates.

Further, governments and regulatory authorities in Europe and other markets in which ESSA intends to sell its products may propose and adopt new legislation and regulatory requirements relating to pharmaceutical approval criteria and manufacturing requirements. Such legislation or regulatory requirements, or the failure to comply with such, could adversely impact ESSA’s operations and could have a material adverse effect on ESSA’s business, financial condition and results of operations.

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

Management has forecasted that ESSA’s working capital will be sufficient to execute its planned operating expenses and capital expenditures for the coming fiscal year. On current plans, ESSA believes it has sufficient capital resources to fund its current and planned operations through 2025. The Company recognizes that despite a decreased cash outflow that may occur as a result of delays to clinical trials, general and administrative and other expenses will continue to be incurred which may impact the Company’s cash runway. ESSA has based this estimate on assumptions that may prove to be wrong, and ESSA could use its capital resources sooner than it currently expects. Advancing ESSA’s novel and proprietary therapies, or the acquisition and the development of any new products or product candidates will require considerable resources and additional access to capital. In addition, ESSA’s future cash requirements may vary materially from those now expected. For example, ESSA’s future capital requirements may increase if:

●	the Company experiences setbacks in its progress with non-clinical studies or if ongoing or future clinical trials are delayed;
●	the Company is required to perform additional non-clinical studies and clinical trials;
●	the Company elects to develop, acquire or license new technologies, products or businesses;
●	the Company experiences competition from other life sciences companies or in more markets than anticipated;
●	the Company experiences delays or unexpected increases in connection with obtaining regulatory approvals in the various markets where ESSA hopes to sell its products;
●	the Company experiences unexpected or increased costs relating to preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, or other lawsuits, brought by either ESSA or ESSA’s competition; or
●	the Company experiences scientific progress sooner than expected in its discovery and R&D projects, if ESSA expands the magnitude and scope of these activities, or if ESSA changes its focus as a result of ESSA’s discoveries.

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

ESSA is a clinical stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. ESSA does not have any products approved by regulatory authorities for marketing or commercial sale and has not generated any revenue from product sales, or otherwise, to date. Furthermore, ESSA continues to incur significant research, development and other expenses related to its ongoing operations. As a result, ESSA is not profitable and has incurred losses in every reporting period since inception in 2009. For the years ended September 30, 2022 and September 30, 2021, ESSA reported net losses of $35,161,917 and $36,805,461, respectively. As of September 30, 2022, ESSA had an accumulated deficit since inception of $152,879,016.

The Company expects to continue to incur significant expenses and operating losses for the foreseeable future. ESSA anticipates these losses will increase as it continues the research and development of, and seeks regulatory approvals for, its product candidate and any of its potential future product candidates and potentially begins to commercialize any products that may achieve regulatory approval. ESSA may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its financial condition. ESSA expects its financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond ESSA’s control. The size of ESSA’s future net losses will depend, in part, on the rate of future growth of ESSA’s expenses and ESSA’s ability to generate revenues. The Company’s prior losses and expected future losses have had and will continue to have an adverse effect on the Company’s financial condition.

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

The Company commenced operations in 2009, and its operations have been primarily limited to organizing and staffing ESSA, business planning, raising capital, establishing relationships with consultants and contract vendors with relevant expertise, acquiring the in-licensing of intellectual property, filing patent applications, discovering and developing novel small molecule product candidates, conducting preliminary preclinical research, preparing for and conducting early-stage clinical trials. ESSA is a development stage company with limited operating history and no revenue. As a development stage company ESSA may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors. If the Company’s trials are successful, ESSA will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. ESSA may not be successful in such a transition. ESSA has identified a product candidate, EPI-7386, to advance through clinical development but does not have any products ready for commercialization. Consequently, evaluating ESSA’s performance, viability or future success will be more difficult than if ESSA had a longer operating history or approved products on the market.

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

For example, in patent litigation in the United States and in some other jurisdictions, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, for example, lack of novelty, obviousness, written description, indefiniteness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld material information from the USPTO or the applicable foreign counterpart, or made a misleading statement, during prosecution. A litigant or third party could challenge the Company’s patents on this basis even if the Company believes that it conducted its patent prosecution in accordance with the duty of candor and in good faith. The outcome following such a challenge is unpredictable.

In addition, it is possible that the Company or its licensors do not perfect ownership of all patents, patent applications or other intellectual property. This possibility includes the risk that the Company or its licensors does not identify all inventors, or identifies incorrect inventors, or that third parties pursue an ownership interest in the Company’s patents, which may lead to claims disputing inventorship or ownership of ESSA’s patents, patent applications or other intellectual property by former employees or other third parties. If ESSA fails in prosecuting or defending any such claims, in addition to paying monetary damages, ESSA may lose valuable intellectual property rights or personnel or sustain damages. ESSA may lose exclusive rights to their intellectual property rights and ESSA could be required to obtain a license from such third-party to commercialize ESSA’s technology or products. Such a license may not be available on commercially reasonable terms or at all. Even if ESSA is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

If a defendant were to prevail on a legal assertion of invalidity, sole or joint ownership, and/or unenforceability, the Company would lose at least part, or perhaps all, of the patent protection on a product candidate. Even if a defendant does not prevail on a legal assertion of invalidity and/or unenforceability, the Company’s patent claims may be construed in a manner that would limit its ability to enforce such claims against the defendant and others. The cost of defending such a challenge, and any resulting loss of patent protection, could have a material adverse impact on one or more of the Company’s product candidates and its business.

Certain of ESSA’s current or former employees, contractors or consultants, including senior management, were previously employed, or continue to be employed, at universities or other public institutions, or at other biotechnology or pharmaceutical companies, including ESSA’s competitors or potential competitors. Some of these employees may have executed proprietary rights, nondisclosure and noncompetition agreements, in connection with such previous employment. ESSA may be subject to claims that ESSA, or these employees, have used or disclosed confidential information or intellectual property, including trade secrets or other proprietary information, of any such employee’s former employer.

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

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents and other intellectual property protection, particularly those relating to biopharmaceuticals, which could make it difficult for ESSA to stop the infringement, misappropriation or violation of its patents or ESSA’s licensors patents, or marketing of competing products in violation of its proprietary rights generally. Proceedings to enforce ESSA’s patent rights in foreign jurisdictions could result in substantial cost and divert its efforts and attention from other aspects of its business, could put ESSA’s patents or the patents of ESSA’s licensors at risk of being invalidated or interpreted narrowly, could put ESSA’s patent applications or the patent applications of ESSA’s licensors at risk of not issuing and could provoke third parties to assert claims against ESSA. ESSA may not prevail in any lawsuits that it initiates and the damages or other remedies awarded, if any, may not be commercially meaningful.

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

Obtaining and maintaining ESSA’s patent protection depends on compliance with various procedural, documentary, fee payment and other requirements imposed by regulations and governmental patent agencies, and ESSA’s patent protection could be reduced or eliminated for non-compliance with these requirements.

Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to the USPTO and other foreign patent agencies in several stages over the lifetime of ESSA’s patents and/or applications. ESSA has systems in place to remind the Company to pay these fees. The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. ESSA employs reputable law firms to help the Company comply, and in many cases, an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules to the relevant jurisdiction. However, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of a patent or patent application include, but are not limited to, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If ESSA or its future potential licensors fail to maintain the patents and patent applications covering product candidates, ESSA’s competitive position would be adversely affected.

Depending upon the timing, duration and conditions of FDA marketing approval of ESSA’s product candidates, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, the Company may not receive an extension if it fails to apply within applicable deadlines, fails to apply prior to expiration of relevant patents or otherwise fails to satisfy applicable requirements. Moreover, the length of the extension could be less than the Company requests. If the Company is unable to obtain patent term extension or the term of any such extension is less than it requests, the period during which the Company can enforce its patent rights for that product will be shortened and the Company’s competitors may obtain approval to market competing products sooner. As a result, the Company’s revenue from applicable products could be reduced, possibly materially. Further, if this occurs, ESSA’s competitors may take advantage of the Company’s investment in development and trials by referencing the Company’s clinical and preclinical data and launch their product earlier than might otherwise be the case.

Confidentiality Agreements with employees and third parties may not prevent unauthorized disclosure of Company proprietary information, which would harm ESSA’s competitive position.

In addition to patents, ESSA relies on technical know-how and proprietary information concerning the Company’s, business strategy and product candidates in order to protect its competitive position. ESSA’s employees are required to sign agreements which protect the Company’s proprietary information and intellectual property rights. In the course of ESSA’s research and development activities and its business activities and operations, the Company relies on confidentiality and service agreements with its third-party service providers, consultants and contractors, to protect its proprietary information and intellectual property rights. Such assignment agreements may be breached, and the Company may be forced to bring claims against third parties, or defend claims that third parties may bring against the Company. In addition, the Company’s employees, consultants, contractors, business partners or outside scientific collaborators may intentionally or inadvertently disclose the Company’s proprietary information in breach of these agreements. Third parties working collaboratively with ESSA may have certain rights to publish data and may fail to notify ESSA of such publication and ESSA in turn may fail to apply for patent protection prior to such disclosure. It is possible that a competitor may make use of such information disclosure, and that ESSA’s competitive position could be compromised. Enforcing a claim that a third party illegally obtained and is using any of ESSA’s proprietary information is expensive and time consuming, and the outcome may be unpredictable. In addition, courts outside the U.S. sometimes may be less willing than U.S. courts to protect proprietary information and know-how. Moreover, the Company’s competitors may independently develop equivalent knowledge, methods and know-how. If the Company cannot maintain the confidentiality of its proprietary technology and other confidential information, then the Company’s ability to obtain patent protection could be jeopardized, which could adversely affect ESSAs competitive position.

If ESSA’s trademarks and trade names are not adequately protected, the Company may not be able to build name recognition in its markets of interest and its business, financial condition, results of operations and prospects could be significantly harmed.

ESSA intends to use registered or unregistered trademarks or trade names to brand and market itself and its products. The Company’s trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. The Company may not be able to protect its rights to these trademarks and trade names, which it needs to build name recognition among potential partners or customers in its markets of interest. At times, competitors may adopt trade names or trademarks similar to ESSA’s, thereby impeding its ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the Company’s registered or unregistered trademarks or trade names. Over the long term, if the Company is unable to establish name recognition based on its trademarks and trade names, then the Company may not be able to compete effectively, and its business, financial condition, results of operations and prospects may be significantly harmed. The Company’s efforts to enforce or protect its proprietary rights related to trademarks, trade names, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could significantly harm its business, financial condition, results of operations and prospects.

Intellectual property litigation may lead to unfavorable publicity that harms ESSA’s reputation and causes the market price of its Common Shares to decline.

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in such litigation. If securities analysts or investors regard these announcements as negative, the perceived value of the Company’s existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of the Company’s common stock may decline. Such announcements could also harm ESSA’s reputation or the market for the Company’s future products, which could significantly harm the Company’s business, financial condition, results of operations and prospects.

ESSA’s intellectual property rights may not necessarily provide the Company with competitive advantages and its patent terms may be inadequate to protect the Company’s competitive position on its product candidates for an adequate amount of time.

The degree of future protection afforded by the Company’s intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect the Company’s business, or permit the Company to maintain its competitive advantage. The following examples are illustrative:

●	others may be able to make compounds that are similar to the Company’s product candidates but that are not covered by the claims of the patents that the Company or the Company’s strategic partners own or have exclusively licensed;
●	others may independently develop similar or alternative technologies without infringing the Company’s intellectual property rights;
●	issued patents that the Company owns or has exclusively licensed may not provide the Company’s with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by the Company’s competitors;
●	the Company may obtain patents for certain compounds many years before it obtains marketing approval for products containing such compounds, and because patents have a limited term, the term may run close to the commercial sale of the related product, the commercial value of the Company’s patents may be limited;
●	the Company may fail to develop additional proprietary technologies that are patentable;
●	the laws of certain countries may not protect the Company’s intellectual property rights to the same extent as the laws of the United States, or the Company may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which it operates; and
●	third-party patents may have an adverse effect on the Company’s business, for example by preventing the Company from marketing one or more of its product candidates for one or more indications.

Any of the aforementioned threats to the Company’s competitive advantage could have a material adverse effect on its business.

In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various patent term extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering the Company’s product candidates are obtained, once the patent life has expired, the Company may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, the Company’s owned and licensed patents may not provide the Company with sufficient rights to exclude others from commercializing products similar or identical to the Company’s.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing ESSA’s ability to protect its products.

The patent positions of pharmaceutical and biotechnology companies can be highly uncertain and involve complex legal and factual questions for which important legal principles remain unresolved. Changes in either the patent laws or in the interpretations of patent laws in the United States and other countries may diminish the value of the Company’s intellectual property. The Company cannot predict the breadth of claims that may be allowed or found to be enforceable in its patents (including patents owned by or licensed to the Company), in the Company’s strategic partners’ patents or in third-party patents. Recent U.S. Supreme Court rulings have either narrowed the scope of patent protection available in certain circumstances or weakened the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to the Company’s ability to obtain patents in the future, this has created uncertainty with respect to the validity, scope and value of patents, once obtained.

In September 2011, the Leahy-Smith America Invents Act, also known as the America Invents Act (“AIA”), was signed into law. An important change introduced by the AIA is that, as of March 16, 2013, the United States transitioned to a first inventor to file system for deciding which party should be granted a patent when two or more patent applications are filed by different parties disclosing or claiming the same invention. A third party that has filed, or files a patent application in the USPTO after March 16, 2013, but before the Company’s, could be awarded a patent covering a given invention, even if the Company had made the invention before it was made by the third party. This requires the Company to be cognizant of the time from invention to filing of a patent application.

Depending on decisions by the U.S. Congress, the U.S. federal courts, the USPTO or similar authorities in foreign jurisdictions, the laws and regulations governing patents could change in unpredictable ways that may weaken the Company’s and the Company’s licensors’ ability to obtain new patents or to enforce existing patents the Company and the Company’s licensors or partners may obtain in the future.

Patent protection and patent prosecution for some of ESSA’s product candidates may be dependent on, and the ability to assert patents and defend them against claims of invalidity may be maintained by, third parties.

There may be times in the future when certain patents that relate to the Company’s product candidates or any approved products are controlled by the Company’s licensees or licensors. Although the Company may, under such arrangements, have rights to consult with the Company’s strategic partners on actions taken as well as back-up rights of prosecution and enforcement, the Company may relinquish rights to prosecute and maintain patents and patent applications within the Company’s portfolio as well as the ability to assert such patents against infringers.

If any current or future licensee or licensor with rights to prosecute, assert or defend patents related to the Company’s product candidates fails to appropriately prosecute and maintain patent protection for patents covering any of the Company’s product candidates, or if patents covering any of the Company’s product candidates are asserted against infringers or defended against claims of invalidity or unenforceability in a manner that adversely affects such coverage, the Company’s ability to develop and commercialize any such product candidate may be adversely affected and the Company may not be able to prevent competitors from making, using and selling competing products.

Risks Related to ESSA’s Business and Industry

The Company’s business and operations would suffer in the event of computer system failures or security breaches.

In the ordinary course of ESSA’s business, the Company collects, stores and transmits confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of security measures, ESSA’s internal computer systems, and those of other third parties on which the Company relies, including but not limited to ESSA’s CROs, collaborators, contractors or consultants, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of ESSA’s information technology systems or security breaches could adversely affect ESSA’s business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to the Company.

If ESSA fails to maintain or protect ESSA’s information systems and data integrity effectively, ESSA could lose or have difficulty attracting customers, have difficulty preventing, detecting and controlling fraud, experience increases in operating expenses, incur expenses or lose revenues, or suffer other adverse consequences as a result of a data privacy breach. If such disruptions were to occur and cause interruptions in ESSA’s operations or result in the unauthorized acquisition of ESSA’s access to personally identifiable information or individually identifiable health information (violating certain privacy laws, as applicable, such as HIPAA, CCPA, HITECH and GDPR), it could result in a material disruption of ESSA’s drug development program and ESSA could be subject to significant fines or penalties for any non-compliance with certain state and/or international privacy and security laws. Further, the loss of preclinical study or clinical trial data from completed, ongoing or planned preclinical studies or clinical trials could result in delays in ESSA’s efforts to identify and develop product candidates and significantly increase its costs to recover or reproduce the data. To the extent that any disruption or security breach results in a loss of, or damage to, ESSA’s data or applications, or inappropriate disclosure of confidential or proprietary information, the Company could incur liability and the further development of its product candidate and the Company’s potential future product candidates could be delayed. ESSA’s insurance policies may not be adequate to compensate ESSA for the potential loss arising from such disruptions, failure or security breach. In addition, such insurance may not be available to ESSA in the future on economically reasonable terms, or at all. Further ESSA’s insurance may not cover all claims made against ESSA and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention. While ESSA has invested in the protection of data and information technology, there can be no assurance that ESSA’s efforts, or those of ESSA’s third-party collaborators, if any, to implement adequate security and quality control measures for data processing would be sufficient to protect against data deterioration or loss in the event of a system malfunction, or to prevent data from being stolen or corrupted in the event of a security breach.

Business disruptions could seriously harm ESSA’s future revenues and financial condition and increase costs and expenses.

ESSA’s operations and the operations of third parties whom ESSA depend upon, could be subject to earthquakes, power shortages, telecommunications failures, water shortages, floods, hurricanes, typhoons, fires, extreme weather conditions, medical epidemics and other natural or manmade disasters or business interruptions, for which ESSA is predominantly self-insured. Although ESSA carries insurance for earthquakes and other natural disasters, ESSA may not carry sufficient business interruption insurance to compensate the Company for all losses that may occur. The disaster recovery and business continuity plans ESSA has in place may not be adequate in the event of a serious disaster or similar event. ESSA does not carry insurance for all categories of risk that ESSA’s business may encounter. The occurrence of any of these business disruptions could seriously harm ESSA’s operations and financial condition and increase costs and expenses. Further, any significant uninsured liability may require ESSA to pay substantial amounts, which would adversely affect ESSA’s business, results of operations, financial condition and cash flows from future prospects.

If the Company is not successful in attracting and retaining highly qualified personnel, the Company may not be able to successfully implement its business strategy.

The Company’s ability to compete in the highly competitive biotechnology and pharmaceutical industries depends in large part upon its ability to attract and retain highly qualified managerial, scientific and medical personnel. Competition affects the Company’s ability to hire and retain highly qualified personnel on acceptable terms. The Company is highly dependent on its management, scientific and medical personnel. The Company’s management team has substantial knowledge in many different aspects of drug development and commercialization. Despite the Company’s efforts to retain valuable employees, members of its management, scientific and medical teams may terminate their employment with the Company on short notice or, potentially, without any notice at all. The Company does not maintain “key person” insurance for any of its executives or employees. The loss of the services of any of the Company’s executive officers or other key employees could potentially harm its business, operating results or financial condition. The Company’s success may also depend on its ability to attract, retain and motivate highly skilled junior, mid-level, and senior managers and scientific personnel. Other pharmaceutical companies with which the Company competes for qualified personnel have greater financial and other resources, different risk profiles, and a longer history in the industry than the Company does. They also may provide more diverse opportunities and better chances for career advancement. Some of these characteristics may be more appealing to high-quality candidates than what the Company has to offer. The Company relies on consultants and advisors, including scientific and clinical advisors, to assist ESSA in its research and development strategy. The Company’s consultants and advisors may be employed by employers other than ESSA and may have commitments under consulting or advisory contracts with other entities that may limit their availability to the Company. If the Company is unable to continue to attract and retain high-quality personnel, the rate and success at which the Company can develop and commercialize product candidates would be limited.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change with a strong emphasis on proprietary and novel products and product candidates. ESSA’s competitors may develop products, product candidates and processes competitive to ESSA’s EPI-7386. The Company’s potential competitors in the United States and globally include large, multi-national pharmaceutical companies, established biotechnology companies, specialty pharmaceutical sales and marketing companies, specialized cancer treatment companies, emerging and start-up companies, universities and other research institutions. Many companies, as well as research organizations, currently engage in, or have in the past engaged in, efforts related to the development of products in the same therapeutic areas as ESSA does. Due to the size of the prostate cancer treatment market and the large unmet medical need for products that treat CRPC, a number of the world’s largest pharmaceutical companies are developing, or could potentially develop, products that could compete with the Company’s future product candidates. Products ESSA may develop in the future are also likely to face competition from other product therapies, some of which ESSA may not be currently aware.

Many of the companies developing competing technologies and products in ESSA’s field have significantly greater financial resources and expertise in discovery, R&D, manufacturing, preclinical studies and clinical testing, obtaining regulatory approvals and marketing than ESSA does. These companies may also have products that have been approved or are in late stages of development in our target markets. Other smaller companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. Academic institutions, government agencies and other public and private research organizations may also conduct research, seek patent protection and establish collaborative arrangements for discovery, research, clinical development and marketing of products similar to ESSA’s. There is a risk that one or more of ESSA’s competitors may develop more effective or more affordable products and that such competitors will commercialize products that will render its product candidates obsolete. ESSA faces competition with respect to product efficacy and safety, ease of use and adaptability to various modes of administration, acceptance by physicians, the timing and scope of regulatory approvals, availability of resources, reimbursement coverage, price and patent positions of others. In addition, these companies and institutions also compete with ESSA in recruiting and retaining qualified personnel, and in seeking and entering into new strategic partnerships. ESSA also competes with these companies and institutions in establishing clinical trial sites and enrolling subjects for clinical trials. If the Company is not able to compete effectively against its current and future competitors, its business will not grow and its financial condition and operations will suffer materially adverse effects.

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

ESSA does not currently have, and has never had, an infrastructure for the sales, marketing and distribution of pharmaceutical drug products. The cost of establishing and maintaining such an infrastructure may exceed the cost-effectiveness of doing so. In order to market any products that may be approved by the FDA and comparable foreign regulatory authorities, ESSA must build its sales, marketing, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. Establishing such an infrastructure will be expensive and time-consuming and will require significant attention of ESSA’s executive officers to manage and could delay any product launch of ESSA’s lead product candidate and potential future product candidates. If ESSA is unable to establish adequate sales, marketing and distribution capabilities, whether independently or with third parties, ESSA may not be able to generate product revenue and may not become profitable. If ESSA chooses to collaborate, either globally or on a territory-by territory basis, with third parties that have direct sales forces and established distribution systems, either to augment ESSA’s own sales force and distribution systems or in lieu of ESSA’s own sales force and distribution systems, ESSA will be required to negotiate and enter into arrangements with such third parties relating to the proposed collaboration. If ESSA is unable to enter into such arrangements when needed, on acceptable terms, or at all, ESSA may not be able to successfully commercialize its lead product candidate and potential future product candidates, or any such commercialization’s may experience delays or limitations. ESSA will be competing with many companies that currently have extensive and well-funded sales and marketing operations. Without an internal commercial organization or the support of a third party to perform sales and marketing functions, ESSA may be unable to compete successfully against these more established companies.

The Company will need to expand the size of its organization and the Company may experience difficulties in managing this growth.

As the Company’s development and commercialization plans and strategies develop, and if clinical trials are successful, the Company expects that it will need to expand the size of its employee base for managerial, operational, sales, marketing, financial and other resources.

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

ESSA has entered into collaborations with third parties for the development and commercialization of its lead product candidate. If those collaborations are not successful, ESSA may not be able to capitalize on the market potential of its lead product candidate.

The Company has third-party collaborators for development and commercialization of its lead product candidate. ESSA’s likely collaborators for any future collaboration arrangements include large and mid-size pharmaceutical companies, regional and national pharmaceutical and biotechnology companies. ESSA has and will likely continue to have limited control over the amount and timing of resources that its collaborators dedicate to the development or commercialization of its lead product candidate. The Company’s ability to generate revenues from these arrangements will depend on its collaborators’ abilities to successfully perform the functions assigned to them in these arrangements.

Collaborations involving ESSA’s product candidates would pose numerous risks to ESSA including the following:

●	collaborators have significant discretion in determining the efforts and resources that they will apply to these collaborations and may not perform their obligations as expected;
●	collaborators may not pursue development and commercialization of ESSA’s product candidates or may elect not to continue or renew development or commercialization programs based on clinical trial results, changes in the collaborators’ strategic focus or available funding, or external factors such as an acquisition that diverts resources or creates competing priorities;
●	collaborators may delay clinical trials, provide insufficient funding for a clinical trial program, stop a clinical trial or abandon a product candidate, repeat or conduct new clinical trials or require a new formulation of a product candidate for clinical testing;
●	collaborators could independently develop, or develop with third parties, products that compete directly or indirectly with ESSA’s products or product candidates if the collaborators believe that competitive products are more likely to be successfully developed or can be commercialized under terms that are more economically attractive than ESSA’s;
●	collaborators with marketing and distribution rights to multiple products may not commit sufficient resources to the marketing and distribution of ESSA’s product relative to other products;
●	collaborators may not properly maintain, defend or enforce ESSA’s intellectual property rights or may use ESSA’s proprietary information in such a way as to invite litigation or other intellectual property related proceedings that could jeopardize or invalidate ESSA’s intellectual property or proprietary information or expose ESSA to potential litigation or other intellectual property related proceedings;
●	collaborators may infringe the intellectual property rights of third parties, which may expose ESSA to litigation and potential liability;

●	disputes may arise between the collaborators and ESSA that result in the delay or termination of the research, development or commercialization of ESSA’s products or product candidates or that result in costly litigation or arbitration that diverts management attention and resources; and
●	collaborations may be terminated and, if terminated, may result in a need for additional capital to pursue further development or commercialization of the applicable product candidates.

Collaboration agreements may not lead to development or commercialization of product candidates in the most efficient manner or at all. If a collaborator of ESSA’s were to be involved in a business combination, the continued pursuit and emphasis on ESSA’s product development or commercialization program could be delayed, diminished or terminated.

ESSA’s employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs suppliers and vendors may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for ESSA and harm ESSA’s reputation.

ESSA is exposed to the risk that its employees, independent contractors, consultants, commercial collaborators, principal investigators, CROs suppliers and vendors may engage in misconduct or other improper activities. Misconduct by these parties could include failures to comply with FDA regulations or similar regulations of comparable foreign regulatory authorities, provide accurate information to the FDA or comparable foreign regulatory authorities, comply with manufacturing standards ESSA has established, comply with federal and state healthcare fraud and abuse laws and regulations and similar laws and regulations established and enforced by comparable foreign regulatory authorities, report financial information or data accurately or disclose unauthorized activities to ESSA. Employee misconduct could also involve the improper use of information obtained in the course of clinical trials, which could result in regulatory sanctions and serious harm to ESSA’s reputation. It is not always possible to identify and deter misconduct by these parties, and the precautions ESSA takes to detect and prevent these activities may not be effective in controlling unknown or unmanaged risks or losses in protecting ESSA from governmental investigations or other actions or lawsuits stemming from a failure to comply with these laws or regulations. If any such actions are instituted against ESSA and ESSA is not successful in defending itself or asserting ESSA’s rights, those actions could have a significant impact on ESSA’s business, including the imposition of significant penalties, including civil, criminal and administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from government funded healthcare programs, integrity oversight and reporting obligations, contractual damages, reputational harm, diminished profits and future earnings and the curtailment and restructuring of the Company’s operations.

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

As a public company, ESSA incurs significant legal, accounting and other expenses. For example, ESSA is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Sarbanes-Oxley Act of 2002, the Dodd-Frank Wall Street Reform and Consumer Protection Act and the listing requirements of The Nasdaq Stock Market LLC, as well as rules and regulations subsequently implemented by the SEC and including the establishment and maintenance of effective disclosure and financial controls and changes in corporate governance practices. ESSA’s continued compliance with these requirements increase its legal and financial compliance costs and make some activities more time consuming and costly. In addition, ESSA’s management and other personnel need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, ESSA may or in the future incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of Sarbanes-Oxley, which involves annual assessments of a company’s internal controls over financial reporting. ESSA may in the future need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function. ESSA cannot always predict or estimate the amount of additional costs incurred as a result of being a public company or the timing of such costs.

ESSA is a smaller reporting company and a non-accelerated filer, and the reduced disclosure requirements available to ESSA may make ESSA’s Common Shares less attractive to investors.

Under the SEC rules, smaller reporting companies (“SRCs”) may choose to comply with scaled financial and non-financial disclosure requirements in their annual and quarterly reports and registration statements relative to non-SRCs. In addition, companies that are not “accelerated filers” can take advantage of additional regulatory relief. Whether a company is an accelerated filer or a SRC is determined on an annual basis. For so long as ESSA qualifies as a non-accelerated filer and/or a SRC, ESSA will be permitted to and intends to rely on some or all of the accommodations available to such companies. These accommodations include:

●	not being required to provide an auditor’s attestation of management’s assessment of internal control over financial reporting required by Section 404(b) of the Sarbanes-Oxley Act of 2002;

●	reduced financial disclosure obligations, including that SRCs need only provide two years of financial statements rather than three years; a maximum of two years of acquiree financial statements are required rather than three years; fewer circumstances under which pro forma financial statements are required; and less stringent age of financial statements requirements;
●	reduced non-financial disclosure obligations, including regarding the description of their business, management’s discussion and analysis of financial condition and results of operations, market risk, executive compensation, transactions with related persons, and corporate governance; and
●	later deadlines for the filing of annual and quarterly reports compared to accelerated filers.

ESSA will continue to qualify as a SRC and non-accelerated filer for so long as (a) ESSA’s public float is less than $75 million as of the last day of its most recently completed second fiscal quarter or (b) ESSA’s public float is $75 million or more but less than $700 million and it reported annual revenues of less than $100 million for its most recently completed fiscal year.

ESSA may choose to take advantage of some, but not all, of the available accommodations. ESSA cannot predict whether investors will find ESSA’s Common Shares less attractive if ESSA relies on these accommodations. If some investors find ESSA’s Common Shares less attractive as a result, there may be a less active trading market for ESSA’s Common Shares and the price of ESSA’s Common Shares may be more volatile.

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

ESSA must comply with numerous laws and regulations in each jurisdiction in which ESSA plans to operate. ESSA must also comply with U.S. laws applicable to the foreign operations of U.S. individuals, such as the Foreign Corrupt Practices Act (the “FCPA”), and Canadian laws applicable to the foreign operations of Canadian businesses and individuals, such as the Corruption of Foreign Public Officials Act (“CFPOA”). The creation and implementation of international business practices compliance programs is costly and such programs are difficult to enforce, particularly where reliance on third parties is required.

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

As a pharmaceutical company, even though ESSA does not and will not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to ESSA’s future arrangements with third-party payors and customers who are in a position to purchase, recommend and/or prescribe ESSA’s product candidates for which the Company obtains marketing approval. These broadly applicable fraud and abuse and other healthcare laws and regulations may constrain ESSA’s future business or financial arrangements and relationships with healthcare professionals, principal investigators, consultants, customers, and third-party payors and other entities, including ESSA’s marketing practices, educational programs and pricing policies. Restrictions under applicable federal and state healthcare laws and regulations that may affect ESSA’s ability to operate include, but are not limited to, the following:

●	the U.S. Anti-Kickback Statute, among other things, prohibits persons from knowingly and willfully soliciting, offering, receiving or providing paying any remuneration (including any kickback, bribe, or rebate), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid; and
●	civil and criminal false claims laws and civil monetary penalty laws impose criminal and civil penalties, including through civil whistleblower or qui tam actions, among other things, prohibits individuals or entities from knowingly presenting, or causing to be presented, to the federal government, including the Medicare and Medicaid programs, claims for payment or approval that are false or fraudulent or from knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government;

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

ESSA is subject to numerous environmental, health and safety laws and regulations in the United States and in Canada, and may in the future involve, the handling, use, storage, treatment and disposal of hazardous materials and wastes. ESSA’s operations could involve the use of hazardous and flammable materials, including chemicals and biological materials. ESSA’s operations could also produce hazardous waste products. The Company’s general practice would be to contract with third parties for the disposal of such materials and wastes. ESSA cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from ESSA’s use of hazardous materials, it could be held liable for any resulting damages, and any liability could exceed its resources. ESSA also could incur significant costs associated with civil or criminal fines and penalties.

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

ESSA believes it was classified as a PFIC for the taxable year ending September 30, 2022 and believes it may be classified as a PFIC for the current taxable year and in future taxable years. However, the determination as to whether ESSA is a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. If ESSA is a PFIC for any taxable year during which a U.S. Holder (as defined under “United States Federal Income Tax Considerations”) holds the Common Shares, it would likely result in adverse U.S. federal income tax consequences for such U.S. Holder. U.S. Holders should carefully read “United States Federal Income Tax Considerations—Passive Foreign Investment Company Rules” for more information and consult their own tax advisors regarding the consequences of ESSA being treated as a PFIC for U.S. federal income tax purposes, including the advisability of making a qualified electing fund (“QEF”) election (including a protective election), which may mitigate certain possible adverse U.S. federal income tax consequences but may result in an inclusion in gross income without receipt of such income.

It may be difficult for United States investors to effect services of process or enforcement of actions against the Company or certain of its directors and officers under U.S. federal securities laws.

The Company is incorporated under the laws of the Province of British Columbia, Canada. Its directors and officers reside in Canada or the United States. Because a number of these persons and a substantial portion of the assets of the Company are located outside the United States, it will be difficult for United States investors to effect service of process in the United States upon the Company and its directors and officers, or to enforce judgements obtained against the Company or such persons in United States courts, in any action, including actions predicated upon the civil liability provisions of the United States federal securities laws or any other United States laws. Additionally, rights predicated solely upon civil liability provisions of United States federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in United States courts, brought in a Canadian court including courts in the Province of British Columbia.

Risks Relating to ESSA’s Common Shares

The market price and trading volume of ESSA’s Common Shares may be volatile, which could result in rapid and substantial losses for its shareholders or securities litigation.

The market price of ESSA’s Common Shares may be highly volatile and could be subject to wide fluctuations, in response to various factors, some of which ESSA cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of ESSA’s common stock, regardless of ESSA’s actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual report, these factors include:

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

Stock markets in the United States and Canada have experienced extreme price and volume fluctuations. Market fluctuations, as well as general political and economic conditions, such as acts of terrorism, prolonged economic uncertainty, a recession or interest rate or currency rate fluctuations, could adversely affect the market price of ESSA’s Common Shares resulting in substantial losses for shareholders. Also, in the past, companies that have experienced volatility in the market price of their common shares have been subject to securities litigation. ESSA may be the target of this type of litigation in the future. Securities litigation against ESSA could result in substantial costs and divert management’s attention from other business concerns, which could materially harm ESSA’s business.

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

Additionally, as of September 30, 2022, there are 2,920,000 pre-funded warrants outstanding, which are exercisable into Common Shares at a nominal exercise price. If holders of these pre-funded warrants exercise these securities, existing shareholders will suffer dilution to their voting power and the Company may experience dilution in its earnings per share, as well as a negative impact on its share price.

An active trading market for the Common Shares may not be sustained.

Although ESSA has listed the Common Shares on the Nasdaq, an active trading market for the Common Shares may not be sustained. If an active trading market for the Common Shares is not maintained, the liquidity of the Common Shares and the prices that may be obtained for the Common Shares will be adversely affected. As of September 30, 2022, ESSA’s public float, which is defined as Common Shares outstanding minus Common Shares held by officers, directors, or beneficial holders of greater than 10% of ESSA’s outstanding Common Shares, represented approximately 89.36% of ESSA’s outstanding Common Shares. In addition, the Company is aware of a number of significant shareholders, defined as a holding greater than 5%, who have participated in recent financings. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling ESSA’s Common Shares may adversely affect the price of the Common Shares. Historically, securities similar to ESSA’s Common Shares have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance and could result in rapid and substantial losses for shareholders.

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

Pursuant to Section 404(a) of the Sarbanes-Oxley Act and the related rules of the SEC, ESSA’s management is required to, among other things, assess annually the effectiveness of its internal control over financial reporting and certify that it has established effective disclosure controls and procedures and internal controls over financial reporting for the period ended September 30, 2022.

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

Provisions in ESSA's articles, as well as certain provisions under the Business Corporations Act (British Columbia) or applicable Canadian securities laws may discourage, delay or prevent a merger, acquisition or other change in control of ESSA that shareholders may consider favorable, including transactions in which they might otherwise receive a premium for their Common Shares. These provisions could also limit the price that investors might be willing to pay in the future for ESSA’s Common Shares, thereby depressing the market price of ESSA’s Common Shares. In addition, because the Board is responsible for appointing the members of the Company's management team, these provisions may frustrate or prevent any attempts by ESSA's shareholders to replace or remove current management by making it more difficult for shareholders to replace members of the Board. Among other things, these provisions include the following:

●	shareholders cannot amend ESSA's articles unless such amendment is approved by shareholders holding at least two-thirds of the votes cast on the proposal;
●	the Board may, without shareholder approval, issue preferred shares having any terms, conditions, rights, preferences and privileges as the Board may determine;
●	shareholders must give advance notice to nominate directors; and
●	applicable Canadian securities laws generally require, subject to certain exceptions, a tender offer to remain open for a minimum of 105 days and that more than 50% of the outstanding securities not owned by the offeror be tendered before the offeror may take up the securities subject to the tender offer.

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

Item 3.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2022, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities Market Information

Our Common Shares began trading on the Nasdaq under the symbol “EPIX” on July 9, 2015.

	Nasdaq
	High	Low

	US$
Quarter Ended
September 30, 2022	3.68	1.66
June 30, 2022	8.03	3.13
March 31, 2022	14.88	6.00
December 31, 2021	14.78	7.54
September 30, 2021	30.26	7.42
June 30, 2021	36.00	23.30
March 31, 2021	32.69	11.27
December 31, 2020	12.49	5.40

On December 12, 2022, the last reported sale price of our Common Shares on the Nasdaq was $3.21 per share.

Holders

As at December 12, 2022, there were approximately 357 holders of record of ESSA’s Common Shares. This number does not include beneficial owners whose shares are held in “street name” by banks, brokers, and other financial institutions.

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

The determination as to whether a foreign corporation is a PFIC is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations, and the determination will depend on the composition of the income, expenses and assets of the foreign corporation from time to time and the nature of the activities performed by its officers and employees. ESSA believes that it was classified as a PFIC for the taxable year ending September 30, 2022, and ESSA believes that it may be classified as a PFIC for the current taxable year and in future taxable years. However, our actual PFIC status for the current or any future taxable year is uncertain and cannot be determined until after the end of such taxable year.

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

Issuer Repurchases of Equity Securities

None.

Item 6.     [Reserved.]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward -looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. Throughout this discussion, unless the context specifies or implies otherwise, the terms “ESSA,” “the Company,” “we,” “us,” and “our” refer to ESSA Pharma Inc. and its subsidiaries. For a discussion regarding our financial condition and results of operations for fiscal 2021 as compared to fiscals 2020 and 2019 see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2021, filed with the SEC on November 18, 2021.

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

General Development of the Business

Significant Business Developments for the Year Ended September 30, 2022

On October 31, 2022, the Company announced that Janssen Research and Development is suspending enrollment into the Phase 1 clinical study of EPI-7386 with apalutamide and EPI-7386 with abiraterone acetate plus prednisone in mCRPC patients as a result of operational recruitment challenges. Initial clinical activity was observed in some patients, with two of the three patients achieving a PSA reduction of 90% (“PSA90”) within 12 weeks. The Company is in discussions with Janssen to supply abiraterone acetate and apalutamide for an ESSA-sponsored combination study.

On October 26, 2022, the Company announced the presentation of preclinical data for its lead first generation AR ANITen bAsed Chimera (“ANITAC”™) NTD degrader in a poster session at the 34th EORTC-NCI-AACR Annual Symposium on Molecular Targets and Cancer Therapeutics.

On October 26, 2022, the Company announced the presentation of updated clinical data from the first two cohorts of the Phase 1/2 study of ESSA's lead candidate EPI-7386 in combination with enzalutamide at the 2022 Prostate Cancer Foundation Scientific Retreat. In the multicenter, open-label Phase 1/2 dose escalation study, seven mCRPC patients naïve to second generation antiandrogens were enrolled in the first two cohorts, with escalating doses of EPI-7386 and a fixed 120 mg once a day (QD) dose of enzalutamide. The study permitted one prior line of chemotherapy. Pharmacokinetic results from these first two cohorts demonstrated that enzalutamide exposure was minimally impacted by EPI-7386 while exposures of EPI-7386 were reduced by coadministration with enzalutamide, but remained in the clinically relevant range as suggested by preclinical xenograft studies. The safety of the combination was favorable with a safety profile consistent with second-generation antiandrogens and no dose limiting toxicities were observed. One of the patients in the first cohort discontinued after one cycle of dosing due to a strong CYP3A inducer concomitant medication which lowered exposures to both EPI-7386 and enzalutamide and was therefore not evaluable for efficacy. Anti-tumor activity in the remaining six patients enrolled demonstrated that four of six of these patients achieved a PSA90 by 12 weeks of dosing and five of six patients to date have achieved a PSA90.

On September 13, 2022, the Company appointed Philip Kantoff to its Board of Directors (the “Board”).

On June 30, 2022, the Company announced the establishment of Automatic Securities Disposition Plans for its President and Chief Executive Officer, David R Parkinson and its Executive Vice President and Chief Operating Officer, Peter Virsik.

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

The update also described the planned Phase 1b study, the planned window of opportunity cohort and the status of the combination study of EPI-7386 with enzalutamide. The Phase 1b study will evaluate a patient population of mCRPC similar to the one treated under the Phase 1a BID cohort but with the additional exclusion of prior chemotherapy. Up to 12 patients per each dose/schedule (600 mg QD and either 400 mg or 600 mg BID) will be evaluated to gain additional information about safety, tolerability, exposure and anti-tumor activity of EPI-7386 in a less heavily pretreated patient population.

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

At the AACR annual meeting on April 10, 2022, in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models,” the Company presented preclinical data for its first generation of androgen receptor (AR) ANITen bAsed Chimera (ANITAC™) N-terminal domain (NTD) degraders. The preclinical data demonstrated the potential of ESSA’s ANITAC degraders as a new approach to AR pathway inhibition. The intrinsically disordered nature of the NTD region of the AR has meant it has generally been considered undruggable. The preclinical studies have shown that through their unique ability to bind to the NTD of AR, ANITACs have the ability to inhibit NTD-mediated AR transcription while also degrading AR protein including resistant forms of AR which are commonly associated with CRPC. The preclinical results demonstrate that ANITAC degraders utilize the ubiquitin proteasome system and can degrade many forms of AR including full length, mutant, and splice variants which are often expressed in CRPC patients. Specifically, the ANITAC degraders show robust potency in inhibiting AR transcriptional activity driven by AR-FL, AR-V7, or AR-V567es. In addition, the orally-bioavailable ANITAC degraders exhibit high potency in inhibiting AR-dependent transcription and reducing viability of AR-dependent prostate cancer cells. The Company continues to design and test ANITAC degraders with a focus on improving selectivity.

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

The Phase 1/2 clinical trial (NCT05075577) is a two part study. Phase 1 evaluates the safety and tolerability of the drug combination to establish the recommended Phase 2 range of doses for EPI-7386 and enzalutamide when dosed in combination. This Phase of the study is expected to enroll up to 30 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. As described below on June 27, 2022 the results of the initial experience with the first cohort were presented, demonstrating the safety and tolerability of the combination in this first cohort, along with the accompanying pharmacokinetic and PSA reduction information. In Phase 2, single agent enzalutamide is compared to the combination of enzalutamide and EPI-7386 in the same patient population. The goal of Phase 2 is to evaluate the safety, tolerability and anti-tumor activity of EPI-7386 in combination with a fixed dose of enzalutamide compared with enzalutamide as a single agent. This part of the study is expected to enroll 120 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies.

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

ESSA has never been profitable and has incurred net losses since inception. ESSA’s net losses were $35,161,917 and $36,805,461 for the years ended September 30, 2022 and 2021, respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations

The following table sets forth ESSA’s consolidated statements of financial position and consolidated statements of loss and comprehensive loss as at and for the fiscal years ended September 30, 2022 and 2021:

(US$)	Year Ended	Year Ended
Income Statement Data	September 30, 2022	September 30, 2021
Revenue	—	—
Research and development, net of recoveries	24,415,246	24,258,989
Financing costs	13,746	22,220
General and administration, net of recoveries	12,544,760	12,884,581
Total operating expenses	(36,973,752)	(37,165,790)
Comprehensive loss	(35,215,072)	(36,839,810)
Net loss, net of income tax	(35,161,917)	(36,805,461)
Balance Sheet Data
Cash	57,076,475	137,825,024
Prepaids and other current assets	111,982,866	59,773,053
Deposits	259,455	259,455
Right-of-use assets	186,499	308,286
Total assets	169,505,295	198,165,818
Accounts payable and accrued liabilities	2,176,565	3,808,944
Income tax payable	—	—
Lease liabilities	210,252	330,970
Derivative liabilities	—	20,352
Shareholders’ equity	167,118,478	194,005,552
Total liabilities and shareholders’ equity	169,505,295	198,165,818

Results of Operations for the Fiscal Years Ended September 30, 2022 and 2021

There was no revenue in any of the fiscal years as reported. The Company incurred a comprehensive loss of $35,161,917 for the year ended September 30, 2022 compared to a comprehensive loss of $36,805,461 for the year ended September 30, 2021. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

R&D expense included the following major expenses by nature:

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021
Clinical	$4,872,268	$4,597,114
Consulting	511,590	596,271
Legal patents and license fees	1,123,319	1,051,379
Manufacturing	2,946,412	6,867,397
Other	204,334	116,537
Preclinical and data analysis	8,134,161	4,760,269
Research grants and administration	-	157,080
Royalties	82,485	66,759
Salaries and benefits	2,073,188	1,731,852
Share-based payments	4,322,844	3,643,382
Travel and other	144,645	441,748
Impairment of CPRIT receivable	-	229,201
Total	$24,415,246	$24,258,989

The overall R&D expense for the year ended September 30, 2022 was $24,415,246 compared to $24,258,989 for the year ended September 30, 2021 and includes non-cash expense related to share-based payments expense of $4,322,844 (2021 - $3,643,382). R&D expense in 2022 reflects the ongoing clinical trial of EPI-7386.

The share-based payments expense of $4,322,844 (2021 - $3,643,382), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management personnel and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Clinical costs of $4,872,268 (2021 - $4,597,114) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the Phase 1 clinical trial of EPI-7386.

Preclinical costs of $8,134,161 (2021 - $4,760,269) were generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trial related to the Phase 1 study and work on preclinical pipeline and Anitac compounds.

Manufacturing costs of $2,946,412 (2021 - $6,867,397) for the year ended September 30, 2022 includes amount for cGMP manufacturing of EPI 7386 drug supply to support the ongoing clinical trial as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of EPI-7386.

Consulting costs decreased to $511,590 (2021 - $596,271) for the year ended September 30, 2022 primarily resulting from contract project management services.

Salaries and benefits, related to preclinical and clinical staff, have increased to $2,073,188 (2021 - $1,731,852) as a result of an increased number of preclinical and clinical staff.

Legal patents and license fees were increased to $1,123,319 (2021 - $1,051,379). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Year Ended	Year Ended
	September 30, 2022	September 30, 2021
Amortization	$264,698	$109,464
Consulting and subcontractor fees	185,292	218,262
Director fees	343,083	355,805
Insurance	2,088,637	943,848
Investor relations	577,350	646,058
Office, insurance, IT and communications	554,255	342,026
Professional fees	901,282	1,228,456
Regulatory fees and transfer agent	197,877	110,553
Rent	9,443	45,418
Salaries and benefits	3,710,999	3,036,894
Share-based payments	3,565,241	5,832,731
Travel and other	146,603	15,066
Total	$12,544,760	$12,884,581

General and administration expenses decreased to $12,544,760 for the year ended September 30, 2022 from $12,884,581 in the year ended September 30, 2021 and included non-cash expense related to share-based payments of $3,565,241 (2021 - $5,832,731).  This non-cash expense relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Consulting and subcontractor fees of $185,292 (2021 - $218,262) were incurred for administrative and legal support in conjunction with corporate activities.

Insurance expense of $2,088,637 (2021 - $943,848) relates to increased cost of insurance coverage for directors and officers of the Company.

Professional fees of $901,282 (2021 - $1,228,456) were incurred for legal and accounting services in conjunction with ongoing corporate activities.

Salaries and benefits expense increased to $3,710,999 (2021 - $3,036,894) reflecting merit related salary adjustment and bonuses paid to employees and additional support staff costs.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As at September 30, 2022, the Company had working capital of $166,748,942 (2021 - $193,668,414). Operational activities during the year ended September 30, 2022 were financed mainly by proceeds from a financing in July 2020 and the February 2021 Financing. At September 30, 2022, the Company had available cash reserves and short-term investments of $167,237,504 (2021 - $194,927,183) to settle current liabilities of $2,310,399 (2021 - $3,929,663). At September 30, 2022, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months. The Company expects its current cash runway to fund its operations and ESSA-sponsored clinical programs through 2025, including the Phase 1b monotherapy expansion and Window of Opportunity studies, a Phase 2 combination study with enzalutamide, additional cohorts in a Phase 1 study evaluating EPI-7386 with Janssen’s antiandrogens, and an investigator-sponsored study of EPI-7386 and darolutamide.

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

Item 8.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30, 2022 and 2021

DAVIDSON & COMPANY LLP Chartered Professional Accountants

A member of Nexia International

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Davidson-co.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

ESSA Pharma Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ESSA Pharma Inc. (the “Company”) as of September 30, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, cash flows, and changes in shareholders’ equity for the years ended September 30, 2022 and 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2022 and 2021, and the results of its operations and its cash flows for the years ended September 30, 2022 and 2021 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

We have not identified any critical audit matters for the years ended September 30, 2022 and 2021.

We have served as the Company’s auditor since 2012.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada                                                                                                       Chartered Professional Accountants

December 12, 2022

ESSA PHARMA INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

AS AT SEPTEMBER 30

	2022	2021

ASSETS

Current
Cash and cash equivalents	$57,076,475	$137,825,024
Short-term investments (Note 4)	110,161,029	57,102,159
Receivables	6,211	489,012
Prepaids (Note 5)	1,815,626	2,181,882

	169,059,341	197,598,077

Deposits	259,455	259,455
Operating lease right-of-use assets (Note 7)	186,499	308,286

Total assets	$169,505,295	$198,165,818

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$2,176,565	$3,808,944
Current portion of operating lease liabilities (Note 7)	133,834	120,719

	2,310,399	3,929,663

Operating lease liabilities (Note 7)	76,418	210,251
Derivative liabilities (Note 8)	—	20,352

Total liabilities	2,386,817	4,160,266

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,073,076 issued and outstanding (September 30, 2021 – 43,984,346) (Note 9)	278,089,136	277,415,176
Additional paid-in capital (Note 9)	44,043,503	36,442,620
Accumulated other comprehensive loss	(2,135,145)	(2,076,479)
Accumulated deficit	(152,879,016)	(117,775,765)

	167,118,478	194,005,552

Total liabilities and shareholders’ equity	$169,505,295	$198,165,818

Nature of operations (Note 1)

Commitments (Note 15)

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30

	2022	2021

OPERATING EXPENSES
Research and development	$24,415,246	$24,258,989
Financing costs (Note 7)	13,746	22,220
General and administration	12,544,760	12,884,581

Total operating expenses	(36,973,752)	(37,165,790)

Foreign exchange	1,687	(16,041)
Interest and other income	1,736,641	234,997
Derivative liability gain (Note 8)	20,352	107,024

Loss for the year before taxes	(35,215,072)	(36,839,810)

Income tax recovery (Note 11)	111,821	34,349

Net loss for the year	(35,103,251)	(36,805,461)

OTHER COMPREHENSIVE LOSS
Unrealized loss on short-term investments (Note 4)	(58,666)	—

Loss and comprehensive loss for the year	$(35,161,917)	$(36,805,461)

Basic and diluted loss per common share	$(0.80)	$(0.96)

Weighted average number of common shares outstanding – basic and diluted	44,038,241	38,480,378

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the year	$(35,103,251)	$(36,805,461)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	121,787	109,464
Amortization of premiums/discounts on short-term investments, net	69,653	—
Accretion of lease liability	13,305	9,570
Derivative liability gain	(20,352)	(107,024)
Interest income	(894,233)	(76,056)
Unrealized foreign exchange	845	31,192
Share-based payments	7,888,085	9,476,113

Changes in non-cash working capital items:
Receivables	482,801	(157,575)
Prepaids	366,256	(563,572)
Accounts payable and accrued liabilities	(1,629,065)	2,667,738

Net cash used in operating activities	(28,704,169)	(25,415,611)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(296,012,498)	(57,026,103)
Proceeds from short-term investments sold	242,959,084	22,000,000
Interest from short-term investments	705,020	11,337

Net cash used in investing activities	(52,348,394)	(35,014,766)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds on issuance of common shares	—	149,999,985
Share issuance costs	—	(9,229,450)
Options exercised	319,832	1,186,833
Warrants exercised	—	596
Shares purchased through employee share purchase plan	66,926	133,071
Lease payments	(134,023)	(100,282)

Net cash provided by financing activities	252,735	141,990,753

Effect of foreign exchange on cash and cash equivalents	51,279	(56,115)
Change in cash and cash equivalents for the year	(80,748,549)	81,504,261
Cash and cash equivalents, beginning of year	137,825,024	56,320,763

Cash and cash equivalents, end of year	$57,076,475	$137,825,024

Supplemental Disclosure with respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in United States dollars)

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2020	32,064,411	$131,086,364	$31,204,284	$(2,076,479)	$(80,970,304)	$79,243,865
Financing	5,555,555	149,999,985	—	—	—	149,999,985
Share issuance costs	—	(9,229,450)	—	—	—	(9,229,450)
Warrants exercised	6,024,807	3,254,460	(3,253,864)	—	—	596
Options exercised	323,610	2,105,467	(918,634)	—	—	1,186,833
Shares issued through employee share purchase plan	15,963	198,350	(65,279)	—	—	133,071
Share-based payments	—	—	9,476,113	—	—	9,476,113
Loss and comprehensive loss for the year	—	—	—	—	(36,805,461)	(36,805,461)

Balance, September 30, 2021	43,984,346	$277,415,176	$36,442,620	$(2,076,479)	$(117,775,765)	$194,005,552
Options exercised	72,910	568,854	(249,022)	—	—	319,832
Shares issued through employee share purchase plan	15,820	105,106	(38,180)	—	—	66,926
Share-based payments	—	—	7,888,085	—	—	7,888,085
Loss and comprehensive loss for the year	—	—	—	(58,666)	(35,103,251)	(35,161,917)

Balance, September 30, 2022	44,073,076	$278,089,136	$44,043,503	$(2,135,145)	$(152,879,016)	$167,118,478

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has a license to certain patents (the “NTD Technology”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As at September 30, 2022, no products are in commercial production or use.

2.     BASIS OF PRESENTATION

Basis of Presentation

These accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) on a going concern basis.

The accompanying consolidated financial statements have been prepared on a historical cost basis except for certain financial assets measured at fair value using the accrual basis of accounting.

All amounts expressed in these accompanying consolidated financial statements and the accompanying notes are expressed in United States dollars, except per share data and where otherwise indicated. References to “$” are to United States dollars and references to “C$” are to Canadian dollars.

Basis of Consolidation and Functional Currency

Consolidation

The accounts of subsidiaries are prepared for the same reporting period as the parent company, using consistent accounting policies. Inter-company transactions, balances and unrealized gains or losses on transactions are eliminated upon consolidation. The consolidated financial statements comprise the accounts of ESSA Pharma Inc., the parent company, and its wholly owned subsidiary.

Functional Currency

The functional currency of an entity is the currency of the primary economic environment in which the entity operates.

The functional currency of the Company and its subsidiary have been determined as follows:

	Country of	Effective	Functional
	Incorporation	Interest	Currency

ESSA Pharma Inc.	Canada	—	US Dollar
ESSA Pharmaceuticals Corp.	USA	100%	US Dollar

The liquidation and dissolution process for Realm Therapeutics plc and Realm Therapeutics Inc. were completed as at September 30, 2022. The consolidated financial statements also include the operations of Realm Therapeutics plc and Realm Therapeutics Inc. to the date of dissolution.

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

The Company measures the cost of equity-settled transactions with employees by reference to the fair value of the equity instruments at the date at which they are granted. Estimating fair value for share-based payment transactions requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the valuation model including the fair value of the underlying common shares, the expected life of the share option, volatility and dividend yield and making assumptions about them. The assumptions and models used for estimating fair value for share-based payment transactions are discussed in Note 9.

3.     SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in banks and high-interest savings accounts and cash collateral which are recorded at cost, which approximates fair value.

Short-term investments

The Company’s short-term investments consist of guaranteed investment certificates, U.S. treasury securities, corporate debt securities, commercial paper and term deposits with original maturities exceeding three months and less than one year. The investments are carried at fair value plus accrued interest.

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

The Company elected the short-term lease exemption for all leases that qualify; as a result, we will not recognize right-of-use assets or lease liabilities for leases with a term of less than 12 months at inception.

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

Recently accounting pronouncements adopted

During the year ended September 30, 2022, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

Recently accounting pronouncements not yet adopted

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

Recent accounting pronouncements issued by the FASB, including its Emerging Issues Task Force, the American Institute of Certified Public Accountants, and the Securities and Exchange Commission did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statement presentation or disclosures.

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 0.31%-3.45% per annum and have maturities of up to 12 months.

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

	As of September 30, 2022
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Interest	Fair Value

GICs and Term deposits	$89,688,690	$—	$—	$316,960	$90,005,650
U.S. Treasury securities	11,149,053	—	(39,590)	39,720	11,149,183
Corporate debt securities	3,034,417	—	(19,076)	29,258	3,044,599
Commercial paper	5,961,597	—	—	—	5,961,597

Balance, end of year	$109,833,757	$—	$(58,666)	$385,938	$110,161,029

	As of September 30, 2021
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Interest	Fair Value

GICs and Term deposits	$57,026,103	$—	$—	$76,056	$57,102,159

Balance, end of year	$57,026,103	$—	$—	$76,056	$57,102,159

As of September 30, 2022, short-term investments have an aggregate fair market value of $110.2 million (2021 – $57.1 million) were in an aggregate gross unrealized loss position of $58,665 (2021 - $Nil). The Company considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. Accordingly, no allowance for credit losses has been recorded as of September 30, 2022 and no realized gains or losses on sales of short-term investments have been recorded through September 30, 2022.

5.     PREPAIDS

	September 30,	September 30,
	2022	2021

Prepaid insurance	$1,611,516	$1,751,052
Prepaid CMC and clinical expenses and deposits	181,835	240,513
Other deposits and prepaid expenses	22,275	190,317

Balance, end of year	$1,815,626	$2,181,882

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30,	September 30,
	2022	2021

Accounts payable	$954,598	$1,425,871
Accrued expenses	807,484	2,062,441
Accrued vacation	414,483	320,632

Balance, end of year	$2,176,565	$3,808,944

7.     OPERATING LEASE

The Company’s operating leases included on the balance sheet are as follows:

Operating lease right-of-use assets
Balance, September 30, 2020	$55,162
Addition	362,588
Amortization	(109,464)

Balance, September 30, 2021	$308,286
Amortization	(121,787)

Balance, September 30, 2022	$186,499

Operating lease liabilities
Balance, September 30, 2020	$59,094
Addition	362,588
Accretion	9,570
Lease payments	(100,282)

Balance, September 30, 2021	$330,970
Accretion	13,305
Lease payments	(134,023)

Balance, September 30, 2022	$210,252

Operating lease liabilities with expected life of less than one year	$133,834
Operating lease liabilities with expected life greater than one year	$76,418

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At September 30, 2022, the Company’s incremental borrowing rate was 5.0% and the remaining lease term for the South Francisco office was 20 months and Houston office was 10 months.

Accretion expense of $13,305 (2021 - $9,570) have been recorded in “financing costs” in the statement of operations and comprehensive loss.

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

Valuation

The Company uses the Black-Scholes option pricing model to estimate fair value. The following weighted average assumptions were used to estimate the fair value of the derivative warrant liabilities on September 30, 2022 and 2021:

	September 30,		September 30,
	2022		2021

Risk-free interest rate	3.55%		0.49%
Expected life	0.28	years	1.28	years
Expected annualized volatility	73.3%		86.0%
Dividend	—		—
Liquidity discount	20%		20%

The following table is a continuity schedule of changes to the Company’s derivative liabilities:

Total

Balance, September 30, 2020	$127,376
Change in fair value	(107,024)

Balance, September 30, 2021	$20,352
Change in fair value	(20,352)

Balance, September 30, 2022	$—

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

Omnibus incentive plans

The Company has adopted an omnibus incentive plan (“Omnibus Plan”) consistent with the policies and rules of Nasdaq. Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of September 30, 2022, the Company has not issued any instruments other than stock options under the Omnibus Plan.

As of September 30, 2022, the Omnibus Plan has a maximum of 8,410,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six-month periods commencing on January 1 and July 1 and ending on June 30 and December 31 of each calendar year. As at September 30, 2022, the ESPP has a maximum of 236,598 (2021 – 252,418) common shares reserved for issuance.

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

During the year ended September 30, 2022, the Company issued a total of 15,820 (2021 – 15,963) common shares upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the year ended
	September 30,
	2022	2021

Research and development expense	$16,381	$32,299
General and administrative	13,562	36,132
	$29,943	$68,431

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2022	2021

Risk-free interest rate	0.94%	0.19%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	89.42%	61.54%
Dividend	—	—

Stock options

Pursuant to the Stock Option Plan, options may be granted with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board of Directors at its discretion. The options issued under the Stock Option Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2020	5,309,584	$3.42
Options granted	1,889,646	9.87
Options exercised	(323,610)	(3.68)
Options expired/forfeited	(72,390)	(4.46)

Balance, September 30, 2021	6,803,230	$5.20
Options granted	1,347,500	4.55
Options exercised	(72,910)	(4.41)
Options expired/forfeited	(175,759)	(3.60)

Balance outstanding, September 30, 2022	7,902,061	$5.13
Balance exercisable, September 30, 2022	4,628,477	$4.59
*	Options exercisable in Canadian dollars as at September 30, 2022 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding options.

At September 30, 2022, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.39	50,000	9.96
	$3.23	3,629,400	7.02
	$3.59	26,667	7.05
	$3.60	937,500	9.75
	$3.81	185,816	6.36
	$4.00	539,518	5.22
	$4.67	183,511	7.09
	$5.99	190,000	9.56
	$7.00	1,475,146	8.20
	$8.47	120,000	9.04
	$9.76	50,000	9.39
	$13.96	190,000	8.29
	$29.63	100,000	8.58
	$31.62	75,000	8.67
C$	4.90	129,503	4.66
C$	5.06	20,000	6.36
		7,902,061	7.58

Share-based compensation

During the year ended September 30, 2022, the Company granted a total of 1,347,500 (2021 – 1,889,646) stock options with a weighted average fair value of $3.20 per option (2021 – $8.04).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the years ended September 30, 2022 and 2021 with allocations to its functional expense as follows:

	For the year ended
	September 30,
	2022	2021

Research and development expense	$4,306,463	$3,611,083
General and administrative	3,551,679	5,796,599
	$7,858,142	$9,407,682

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2022		2021

Risk-free interest rate	2.73%		0.44%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	79.11%		78.16%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2020	9,272,977	$1.73
Warrants exercised	(6,038,227)	(0.06)

Balance outstanding and exercisable, September 30, 2021 and September 30, 2022	3,234,750	$4.84
*	Warrants exercisable in Canadian dollars as at September 30, 2022 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding warrants.

At September 30, 2022, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants		Exercise Price		Expiry Date

227,273	(1)	US$	66.00	January 14, 2023
7,477		US$	42.80	November 18, 2023
80,000		US$	4.00	January 9, 2023
2,920,000		US$	0.0001	August 23, 2024
3,234,750
(1)	Detailed terms of the 2016 Warrants are included in Note 8.

10.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at September 30, 2022 is $81,225 (2021 - $82,036) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

11.    INCOME TAXES

The following is a reconciliation of income taxes calculated at the combined Canadian federal and provincial income statutory corporate tax rate of 27.0% (2021 – 27.0%) to the tax expense:

For the years ended September 30	2022	2021

Loss for the year before income tax	$(35,215,072)	$(36,839,810)

Tax recovery at statutory income tax rates	$(9,509,000)	$(9,947,000)
Non-deductible share-based payments	963,000	1,575,000
Taxable capital gains
Other permanent differences including foreign exchange	(25,000)	(49,000)
Share issue costs	—	(2,492,000)
Change in statutory, foreign tax, foreign exchange rates and other	1,288,000	1,260,000
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	165,000	(725,000)
Change in valuation allowance	7,007,000	10,344,000

Total income tax expense	$(111,000)	$(34,000)

Tax attributes are subject to review, and potential adjustment, by tax authorities. The Company has recorded an income tax recovery of $111,000 for the year ended September 30, 2022 (2021 recovery of $34,000) in relation to taxable income generated by its US subsidiary.

For the years ended September 30, 2022 and 2021, the Company did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets. The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

Deferred tax assets	2022	2021

Operating losses carried forward	$37,710,000	$29,749,000
Equipment and intangible assets	77,000	77,000
Investment tax credits	29,000	29,000
Financing costs	2,026,000	3,025,000
Federal R&D credit	210,000	210,000
Other	125,000	79,000

	40,177,000	33,169,000
Valuation allowance	(40,177,000)	(33,169,000)

Net future tax assets	$—	$—

As at September 30, 2022, the Company has non-capital loss carry-forwards of approximately $87,702,000 (2021 - $78,416,000) available to offset future taxable income in Canada and approximately $66,812,000 (2021 - $40,843,000) available to offset future taxable income in the US. These non-capital loss carryforwards begin to expire in 2031.

12.    SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no significant non-cash financing or investing activities during the year ended September 30, 2022.

During the year ended September 30, 2021, the Company issued 81,303 common shares upon the cashless exercise of 94,723 pre-funded warrants.

13.    SEGMENTED INFORMATION

The Company works in one industry being the development of small molecule drugs for prostate cancer. The Company’s right of use asset is located in the USA.

14.    FINANCIAL INSTRUMENTS AND RISK

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables, accounts payable and accrued liabilities and derivative liabilities. The fair value of cash and cash equivalents, GICs and term deposits included in short-term investments, receivables, accounts payable and accrued liabilities approximates their carrying values due to their short term to maturity. The fair value of U.S. treasury securities, corporate debt securities and commercial paper included in short-term investments are measured using Level 2 inputs based on standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers (Note 4). The derivative liabilities are measured using Level 3 inputs (Note 8).

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

As of September 30, 2022, cash and cash equivalents consisted of cash in Canada and the United States and term deposits in Canada and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As at September 30, 2022, the Company had working capital of $166,765,422. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As at September 30, 2022, the Company has cash and cash equivalents balances and GICs which are interest bearing. Interest income is not significant to the Company’s projected operational budget and related interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars. The Company maintains its cash and cash equivalents in US dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian and U.S. dollar in relation to Canadian dollars held at September 30, 2022 would result in a fluctuation of $45,556 in the net loss recognized for the period. The Company does not currently engage in hedging activities.

15.    COMMITMENTS

License Agreement

The NTD Technology is held under a license agreement signed in fiscal 2010 (the “License Agreement”). As consideration for the License Agreement, the Company issued common shares of the Company. The License Agreement contains an annual royalty as a percentage of annual net revenue and a percentage of any annual sublicensing revenue earned with respect to the NTD Technology. The License Agreement stipulates annual minimum advance royalty payments of C$85,000.  In addition, there are certain milestone payments for the first compound, to be paid in stages as to C$20,000 upon filing an Investigational New Drug (IND) Application, C$50,000 at the start of a Phase 2 clinical trial, C$900,000 at the start of a Phase 3 clinical trial, C$1,450,000 at application for marketing approval, and with further milestone payments on the second and additional compounds. To date, the Company has paid C$20,000 for filing an IND application for EPI-7386. The next milestone of C$50,000 will be due upon initiation of the Phase 2 clinical trial for EPI-7386.

The Company has the following obligations over the next five years:

Contractual obligations	2023		2024		2025		2026		2027

Minimum annual royalty per License Agreement	C$	85,000	C$	85,000	C$	85,000	C$	85,000	C$	85,000
Lease on CDN office spaces	C$	55,275	C$	—	C$	—	C$	—	C$	—

Lease on US office spaces		$136,866		$81,509		$—		$—		$—

Collaborative agreements

On January 13, 2021, the Company announced a clinical collaboration with Janssen Research & Development, LLC (“Janssen”) to evaluate EPI-7386 with abiraterone acetate with prednisone as well as the combination of EPI-7386 with apalutamide in patients with mCRPC. Under the terms of the agreement, Janssen may sponsor and conduct up to two Phase 1/2 studies evaluating the safety, tolerability and preliminary efficacy of the combination of EPI- 7386 and apalutamide as well as the combination of EPI-7386 with abiraterone acetate plus prednisone in patients with mCRPC who have failed a current second-generation antiandrogen therapy. Janssen will assume all costs associated with the studies, other than the manufacturing costs associated with the clinical drug supply of EPI-7386. The parties will form a joint oversight committee for the clinical studies. ESSA will retain all rights to EPI-7386.

The combination trial was initiated in March 2022. Enrollment was suspended by Janssen in October 2022 due to operational recruitment challenges. ESSA has announced its intention to revise the collaboration, with ESSA conducting a study of the combinations, potentially in an earlier patient population, and Janssen supplying apalutamide and abiraterone acetate.

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

On April 28, 2021, the Company announced that it had entered into a clinical trial collaboration and supply agreement with Bayer Consumer Care AG (“Bayer”) to evaluate EPI-7386 in combination with Bayer’s androgen receptor inhibitor, darolutamide, in patients with mCRPC.  Under the terms of the agreement, following review of certain clinical data, Bayer may sponsor and conduct a Phase 1/2 study to evaluate the safety, tolerability, pharmacokinetics and preliminary efficacy of the combination of EPI-7386 and darolutamide in mCRPC patients. ESSA will supply EPI-7386 for the trial and will retain all rights to EPI-7386.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this Annual Report on Form 10-K, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934 as amended (the “Exchange Act”). Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at September 30, 2022. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

Item9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10. of Form 10-K is incorporated by reference to our proxy statement for the 2023 annual meeting of shareholders (the “2023 Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2022.

Item 11.   Executive Compensation

The information required by Item 11. of Form 10-K is incorporated by reference to our 2023 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2022.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12. of Form 10-K is incorporated by reference to our 2023 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2022.

Item 13.   Certain Relationships and Related Transactions and Director Independence

The information required by Item 13. of Form 10-K is incorporated by reference to our 2023 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2022.

Item 14.   Principal Accounting Fees and Services

The information required by Item 14. of Form 10-K is incorporated by reference to our 2022 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2022.

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
10.7

Employment Agreement for Alessandra Cesano (incorporated by reference to Exhibit 4.7 to the Company’s Annual Report on Form 20-F (File No. 001-37410), originally filed with the SEC on December 20, 2019)

10.8

Subscription Agreement between the Company and Clarus Lifesciences III, L.P. dated January 14, 2016  (incorporated by reference to Exhibit 4.8 to the Company’s Annual Report on Form 20-F (File No. 001-37410), originally filed with the SEC on December 13, 2018)

10.9

Consulting Agreement for Dr. Marianne Sadar (incorporated by reference to Exhibit 4.10 to the Company’s Annual Report on Form 20-F (File No. 001-37410), originally filed with the SEC on December 13, 2018)

10.10

Consulting Agreement for Dr. Raymond Andersen (incorporated by reference to Exhibit 4.11 to the Company’s Annual Report on Form 20-F (File No. 001-37410), originally filed with the SEC on December 13, 2018)

10.11

Lease for 400 Oyster Point Boulevard, South San Francisco, California, United States dated March 5, 2018 (incorporated by reference to Exhibit 4.12 to the Company’s Annual Report on Form 20-F (File No. 001-37410), originally filed with the SEC on December 13, 2018)

10.12

Essa Pharma Inc. 2022 Omnibus Incentive Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-37410), originally filed with the SEC on March 10, 2022)

21.1	List of Subsidiaries
23.1	Consent of Davidson & Company LLP, an Independent Registered Public Accounting Firm
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2022 formatted in Inline XBRL (included in Exhibit 101).

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

Dated: December 13, 2022

ESSA PHARMA INC.
(Registrant)

Date: December 13, 2022	By:	/S/ DAVID PARKINSON
	Name:	David Parkinson
	Title:	Chief Executive Officer

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title

/s/ David Parkinson	President and Chief Executive Officer and Director
David Parkinson	(Principal Executive Officer)

/s/ David Wood	Chief Financial Officer (Principal Financial Officer and
David Wood	Principal Accounting Officer)

/s/ Richard M. Glickman	Chairman of the Board
Richard M. Glickman

/s/ Marella Thorell	Director
Marella Thorell

/s/ Alex Martin	Director
Alex Martin

/s/ Sandy Zweifach	Director
Sandy Zweifach

/s/ Franklin Berger	Director
Franklin Berger

/s/ Scott Requadt	Director
Scott Requadt

/s/ Gary Sollis	Director
Gary Sollis

/s/ Philip Kantoff	Director
Philip Kantoff