Form 10-Q
period 2022-12-31
ESSA Pharma Inc.
filed 2023-02-07
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

or

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

The number of outstanding common shares of the registrant, no par value per share, as of February 7, 2023 was 44,092,374.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2022

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	our ability to maintain operations, development programs, preclinical studies, clinical trials and raise capital as a result of global macroeconomic factors including inflation, supply chain issues and any ongoing impact from the coronavirus disease 2019 outbreak (“COVID 19”);
●	our ability to advance our product candidate and potential future product candidates through, and successfully complete, clinical trials;
●	our ability to recruit sufficient numbers of patients for future clinical trials, and the benefits expected therefrom;
●	our ability to establish and maintain relationships with collaborators with acceptable development, regulatory and commercialization expertise and the benefits to be derived from such collaborative efforts;
●	our ability to obtain funding for operations, including research funding, and the timing and potential sources of such funding;
●	the initiation, timing, cost, location, progress and success of, strategy and plans with respect to our research and development programs (including research programs and related milestones with regards to next-generation drug candidates and compounds), preclinical studies and clinical trials;
●	the therapeutic benefits, properties, effectiveness, pharmacokinetic profile and safety of our product candidate and potential future product candidates, if any, including the expected benefits, properties, effectiveness, pharmacokinetic profile and safety of our next-generation Aniten compounds;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	developments relating to our competitors and our industry, including the success of competing therapies that are or may become available;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	our intended use of proceeds from past and future offerings of our securities;
●	the implementation of our business model and strategic plans, including strategic plans with respect to patent applications and strategic collaborations and partnerships;
●	our ability to identify, develop and commercialize product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	whether we will receive, and the timing and costs of obtaining, regulatory approvals in the United States, Canada and other jurisdictions;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidate and potential future product candidates, if any;
●	the rate and degree of market acceptance and clinical utility of our potential future product candidates, if any;

●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals for our product candidate and potential future product candidates, if any;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to grow our business;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures; and
●	estimates of our financial condition, expenses, future revenue, capital requirements and our need for additional financing and potential sources of capital and funding.

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

Below is a summary of material factors that make an investment in our Common Shares (the “Common Shares”) speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K as part of your evaluation of an investment in our Common Shares. Important factors that could cause such differences include, among other things, the following:

●	risks related to our ability to maintain operations and execute on our business plan as a result of global macroeconomic factors including inflation, supply chain issues and the COVID-19 outbreak or other health epidemics;
●	risks related to clinical trial development and our ability to conduct the clinical trial of our product candidate and the predictive value of our current or planned clinical trials;
●	risks related to clinical trials being conducted by third parties under collaboration and clinical supply agreements, including combination studies, using the Company’s product candidate, studies which the Company may not control, and ensuing reputational risk related to clinical trial results;
●	risks related to our future success being dependent primarily on identification through preclinical studies, clinical studies, regulatory approval for commercialization of a single product candidate;
●	risks related to our license agreement with third parties;
●	uncertainty related to our ability to obtain required regulatory approvals for our proposed products;
●	risks related to the Company’s ability to conduct a clinical trial or submit a future NDA/NDS or IND/CTA (each, as defined herein);
●	risks related to our ability to successfully commercialize future product candidates;
●	risks related to the possibility that our product candidate and potential future product candidates, if any, may have undesirable side effects when used alone or in combination with other drugs;
●	risks related to our ability to enroll subjects in clinical trials;
●	risks that the FDA may not accept data from trials conducted in locations outside the United States;
●	risks related to our ongoing obligations and continued regulatory review;
●	risks related to potential administrative or judicial sanctions;
●	the risk of increased costs associated with prolonged, delayed or terminated clinical trials;
●	the risk that third parties may not carry out their contractual duties or terminate the relationship;
●	risks related to our lack of experience manufacturing product candidates on a large clinical or commercial scale and our lack of manufacturing facility;
●	risks inherent in foreign operations, including related to foreign sourced raw materials, manufacturing or clinical trials;
●	risks related to disruptions in domestic and foreign supply chains that the Company relies on for the production and shipment of raw materials and clinical trial materials;
●	risks related to our failure to obtain regulatory approval in international jurisdictions;
●	risks related to recently enacted and future legislation in the United States and internationally that may increase the difficulty and cost for us to obtain marketing approval of, and commercialize, our product candidate and potential future products, if any, and affect the prices we may obtain;
●	risks related to new legislation, new regulatory requirements, and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare;
●	uncertainty as to our ability to raise additional funding;
●	risks related to our ability to raise additional capital on favorable terms and the impact of dilution from incremental financing;
●	risks of a deemed default on any residual obligations of the agreement providing for the CPRIT Grant and having to reimburse all of the CPRIT Grant, if such deemed default is not waived by CPRIT;
●	risks related to our incurrence of significant losses in every quarter since inception and our anticipation that it will continue to incur significant losses in the future;
●	risks related to our limited operating history;
●	risks related to our reliance on proprietary technology;
●	risks related to our ability to protect our intellectual property rights throughout the world;
●	risks related to claims by third parties asserting that we, or our employees, contractors or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our intellectual property;
●	risks related to our ability to comply with governmental patent agency requirements in order to maintain patent protection;
●	risks related to computer system failures or security breaches and increasing cyber threats;

●	risks related to business disruptions that could seriously harm our future revenues and financial condition and increase our costs and expenses;
●	risks related to our ability to attract and maintain highly qualified personnel;
●	risks relating to the possibility that third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues;
●	risks related to potential conflicts of interest between us and our directors and officers;
●	risks related to competition from other biotechnology and pharmaceutical companies;
●	risks related to movements in foreign currency exchange rates, interest rates and rate of inflation;
●	risks related to our ability to convince public payors and hospitals to include our product candidate and potential future products, if any, on their approved formulary lists;
●	risks related to our ability to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements;
●	risks related to our ability to manage growth;
●	risks related to our ability to achieve or maintain expected levels of market acceptance for our products;
●	risks related to our ability to realize benefits from acquired businesses or products or form strategic alliances in the future;
●	risks related to collaborations with third parties;
●	risks that employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation;
●	risks related to product liability lawsuits;
●	risks related to compulsory licensing and/or generic competition;
●	risks related to being a smaller reporting company;
●	risks related to share price volatility in the event there is low liquidity for the trading of the Company’s Common Shares;
●	risks related to the possibility that laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and Canada and require us to develop and implement costly compliance programs;
●	risks related to laws that govern fraud and abuse and patients’ rights;
●	risks related to our ability to comply with environmental, health and safety laws and regulations;
●	risks related to us being a “passive foreign investment company”;
●	risks related to United States investors’ ability to effect service of process or enforcement of actions against us;
●	risks related to market price and trading volume volatility;
●	risks related to our dividend policy;
●	risks associated with future sales of our securities;
●	risks related to our ability to maintain an active trading market for the Company's Common Shares;
●	risks related to our ability to implement and maintain effective internal controls;
●	risks related to provisions in our charter documents and Canadian law affecting corporate governance; and
●	risks related to analyst coverage.

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

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	December 31,	September 30,
	2022	2022

ASSETS

Current
Cash and cash equivalents	$51,220,602	$57,076,475
Short-term investments (Note 4)	111,850,895	110,161,029
Receivables	14,640	6,211
Prepaids (Note 5)	1,501,696	1,815,626

	164,587,833	169,059,341

Deposits	259,455	259,455
Operating lease right-of-use assets (Note 7)	156,052	186,499

Total assets	$165,003,340	$169,505,295

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$2,805,455	$2,176,565
Current portion of operating lease liabilities (Note 7)	129,689	133,834

	2,935,144	2,310,399

Operating lease liabilities (Note 7)	48,274	76,418

Total liabilities	2,983,418	2,386,817

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,092,374 issued and outstanding (September 30, 2022 – 44,073,076) (Note 9)	278,141,528	278,089,136
Additional paid-in capital (Note 9)	45,605,010	44,043,503
Accumulated other comprehensive loss	(2,105,718)	(2,135,145)
Accumulated deficit	(159,620,898)	(152,879,016)

	162,019,922	167,118,478

Total liabilities and shareholders’ equity	$165,003,340	$169,505,295

Nature of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2022	2021

OPERATING EXPENSES
Research and development	$5,344,250	$6,019,759
Financing costs (Note 7)	2,350	4,325
General and administration	2,519,119	3,062,170

Total operating expenses	(7,865,719)	(9,086,254)

Foreign exchange	11,533	13,169
Interest and other income	1,112,304	74,584
Derivative liability loss (Note 8)	—	(99,318)

Loss for the period before taxes	(6,741,882)	(9,097,819)

Income tax expense	—	(100)

Net loss for the period	(6,741,882)	(9,097,919)

OTHER COMPREHENSIVE LOSS
Unrealized gain on short-term investments (Note 4)	29,427	—

Loss and comprehensive loss for the period	$(6,712,455)	$(9,097,919)

Basic and diluted loss per common share	$(0.15)	$(0.21)

Weighted average number of common shares outstanding – basic and diluted	44,073,286	43,989,773

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(6,741,882)	$(9,097,919)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	30,447	30,447
Amortization/(Accretion) of premiums/discounts on short-term investments, net	(90,945)	—
Accretion of lease liability	2,350	3,884
Derivative liability gain	—	99,318
Interest income	(689,871)	(38,967)
Unrealized foreign exchange	(207)	24,759
Share-based payments	1,563,608	2,500,091

Changes in non-cash working capital items:
Receivables	(8,429)	504,381
Prepaids	313,930	434,310
Accounts payable and accrued liabilities	626,246	(279,954)

Net cash used in operating activities	(4,994,753)	(5,819,650)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(90,477,847)	(15,014,700)
Proceeds from short-term investments sold	88,983,690	4,000,000
Interest from short-term investments	617,815	14,660

Net cash used in investing activities	(876,342)	(11,000,040)

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	—	104,324
Shares purchased through employee share purchase plan	50,291	27,360
Lease payments	(34,639)	(32,373)

Net cash provided by financing activities	15,652	99,311

Effect of foreign exchange on cash and cash equivalents	(430)	(46,524)
Change in cash and cash equivalents for the period	(5,855,873)	(16,766,903)
Cash and cash equivalents, beginning of period	57,076,475	137,825,024

Cash and cash equivalents, end of period	$51,220,602	$121,058,121

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022 AND 2021

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2021	43,984,346	$277,415,176	$36,442,620	$(2,076,479)	$(117,775,765)	$194,005,552
Options exercised	29,080	184,512	(80,188)	—	—	104,324
Shares issued through employee share purchase plan	2,444	45,936	(18,576)	—	—	27,360
Share-based payments	—	—	2,500,091	—	—	2,500,091
Loss for the period	—	—	—	—	(9,097,919)	(9,097,919)

Balance, December 31, 2021	44,015,870	$277,645,624	$38,843,947	$(2,076,479)	$(126,873,684)	$187,539,408

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2022	44,073,076	$278,089,136	$44,043,503	$(2,135,145)	$(152,879,016)	$167,118,478
Shares issued through employee share purchase plan	19,298	52,392	(2,101)	—	—	50,291
Share-based payments	—	—	1,563,608	—	—	1,563,608
Loss for the period	—	—	—	29,427	(6,741,882)	(6,712,455)

Balance, December 31, 2022	44,092,374	$278,141,528	$45,605,010	$(2,105,718)	$(159,620,898)	$162,019,922

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2022

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of December 31, 2022, no products are in commercial production or use.

2.     BASIS OF PRESENTATION

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements, including comparatives, have been prepared in accordance with United States’ Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these condensed consolidated interim financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended September 30, 2022 and included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on December 13, 2022.

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended December 31, 2022 and 2021 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2022 Annual Report on Form 10-K for the year ended September 30, 2022, with the exception of any policies described in Note 3.

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

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 1.58%-4.65% per annum and have maturities of up to 12 months.

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

	As of December 31, 2022
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Interest	Fair Value

GICs and Term deposits	$90,239,312	$—	$—	$412,808	$90,652,120
U.S. Treasury securities	16,370,211	—	(24,960)	36,700	16,381,951
Corporate debt securities	2,808,219	—	(4,279)	23,646	2,827,586
Commercial paper	1,989,238	—	—	—	1,989,238

Balance, end of period	$111,406,980	$—	$(29,239)	$473,154	$111,850,895

	As of September 30, 2022
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Interest	Fair Value

GICs and Term deposits	$89,688,690	$—	$—	$316,960	$90,005,650
U.S. Treasury securities	11,149,053	—	(39,590)	39,720	11,149,183
Corporate debt securities	3,034,417	—	(19,076)	29,258	3,044,599
Commercial paper	5,961,597	—	—	—	5,961,597

Balance, end of period	$109,833,757	$—	$(58,666)	$385,938	$110,161,029

As of December 31, 2022, short-term investments have an aggregate fair market value of $111.9 million (September 30, 2022 – $110.2 million) were in an aggregate gross unrealized loss position of $29,239 (September 30, 2022 - $58,666). The Company considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. Accordingly, no allowance for credit losses has been recorded as of December 31, 2022 and no realized gains or losses on sales of short-term investments have been recorded through December 31, 2022.

5.     PREPAIDS

	December 31,	September 30,
	2022	2022

Prepaid insurance	$1,128,061	$1,611,516
Prepaid CMC and clinical expenses and deposits	181,835	181,835
Other deposits and prepaid expenses	191,800	22,275

Balance, end of period	$1,501,696	$1,815,626

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,	September 30,
	2022	2022

Accounts payable	$1,635,455	$954,598
Accrued expenses	738,393	807,484
Accrued vacation	431,607	414,483

Balance, end of period	$2,805,455	$2,176,565

7.     OPERATING LEASE

Operating lease right-of-use assets
Balance, September 30, 2021	$308,286
Amortization	(30,447)

Balance, December 31, 2021	$277,839

Balance, September 30, 2022	$186,499
Amortization	(30,447)

Balance, December 31, 2022	$156,052

Operating lease liabilities
Balance, September 30, 2021	$330,970
Accretion	3,884
Lease payments	(32,373)

Balance, December 31, 2021	$302,481

Balance, September 30, 2022	$210,252
Accretion	2,350
Lease payments	(34,639)

Balance, December 31, 2022	$177,963

Operating lease liabilities with expected life of less than one year	$129,689
Operating lease liabilities with expected life greater than one year	$48,274

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At December 31, 2022, the Company’s incremental borrowing rate was 5.0% and the remaining lease term for the South San Francisco office was 17 months and Houston office was 7 months.

Accretion expense of $2,350 (2021 - $3,884) has been recorded in “financing costs” in the condensed consolidated interim statements of operations and comprehensive loss.

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

Additionally, the 2016 Warrants contain provisions which may require the Company to redeem the 2016 Warrants, at the option of the holder, in the event of a major transaction, such as a change of control or sale of the Company’s assets (“Major Transaction”). The redemption value would be subject to a Black-Scholes valuation at the time of exercise. In the event the consideration for a Major Transaction payable to the common shareholders is in cash, in whole or in part, the redemption of the 2016 Warrants would be made in cash pro-rata to the composition of the consideration. The potential for a cash settlement for the 2016 Warrants outside the control of the Company, in accordance with U.S. GAAP, requires the 2016 Warrants to be treated as financial liabilities measured at fair value through profit or loss. The 2016 Warrants are not traded in an active market. All 227,273 warrants expired unexercised subsequent to December 31, 2022.

Valuation

The Company uses the Black-Scholes option pricing model to estimate fair value. The following weighted average assumptions were used to estimate the fair value of the derivative warrant liabilities on December 31, 2022 and 2021:

	December 31,		December 31,
	2022		2021

Risk-free interest rate	4.13%		1.04%
Expected life	0.03	years	1.03	years
Expected annualized volatility	63.8%		95.4%
Dividend	—		—
Liquidity discount	20%		20%

The following table is a continuity schedule of changes to the Company’s derivative liabilities:

Total

Balance, September 30, 2021	$20,352
Change in fair value	99,318

Balance, December 31, 2021	$119,670

Balance, September 30, 2022	$—
Change in fair value	—

Balance, December 31, 2022	$—

Derivatives with expected life of less than one year	$—
Derivatives with expected life greater than one year	$—

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

Omnibus incentive plans

The Company has adopted an omnibus incentive plan  (“Omnibus Plan”) consistent with the policies and rules of the Nasdaq.  Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of December 31, 2022, the Company has not issued any instruments other than stock options under the Omnibus Plan.

As of December 31, 2022, the Omnibus Plan has a maximum of 8,410,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. As of December 31, 2022, the ESPP has a maximum of 217,300 (2021 – 249,974) common shares reserved for issuance.

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

During the three months ended December 31, 2022, the Company issued 19,298 shares (2021 – 2,444) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months ended
	December 31,
	2022	2021

Research and development expense	$598	$8,483
General and administrative	453	805
	$1,051	$9,288

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	For the three months ended
	December 31,
	2022	2021

Risk-free interest rate	2.65%	0.20%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	73.17%	64.43%
Dividend	—	—

Stock options

Pursuant to the Omnibus Plan, options may be granted with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board of Directors at its discretion. The options issued under the Stock Option Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2021	6,803,230	$5.20
Options granted	1,347,500	4.55
Options exercised	(72,910)	(4.41)
Options expired/forfeited	(175,759)	(3.60)

Balance, September 30, 2022	7,902,061	$5.13
Options granted	20,000	3.75

Balance outstanding, December 31, 2022	7,922,061	$5.13
Balance exercisable, December 31, 2022	5,003,233	$4.70
*	Options exercisable in Canadian dollars as of December 31, 2022 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding options.

At December 31, 2022, options were outstanding enabling holders to acquire common shares as follows:

				Weighted average remaining
	Exercise price		Number of options	contractual life (years)

	$2.39		50,000	9.71
	$3.23		3,629,400	6.77
	$3.59		26,667	6.80
	$3.60	*	937,500	9.50
	$3.75		20,000	9.93
	$3.81		185,816	6.11
	$4.00	*	539,518	4.97
	$4.67		183,511	6.84
	$5.99	*	190,000	9.31
	$7.00		1,475,146	7.95
	$8.47		120,000	8.79
	$9.76		50,000	9.13
	$13.96		190,000	8.04
	$29.63		100,000	8.33
	$31.62		75,000	8.42
C$	4.90		129,503	4.41
C$	5.06		20,000	6.11
			7,922,061	7.34

* 51,787 options expired unexercised subsequent to December 31, 2022

Share-based compensation

During the three months ended December 31, 2022, the Company granted a total of 20,000 (2021 – 120,000) stock options with a weighted average fair value of $3.11 per option (2021 - $6.79).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the period ended December 31, 2022 and 2021 with allocations to its functional expense as follows:

	For the three months ended
	December 31,
	2022	2021

Research and development expense	$790,594	$1,250,868
General and administrative	771,966	1,239,935
	$1,562,560	$2,490,803

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2022		2021

Risk-free interest rate	4.18%		0.86%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	79.00%		80.00%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2021	3,234,750	$4.84
Warrants exercised	—	—

Balance outstanding and exercisable, September 30, 2022 and December 31, 2022	3,234,750	$4.84

At December 31, 2022, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants			Exercise Price		Expiry Date

227,273	(1)	*	US$	66.00	January 14, 2023
7,477			US$	42.80	November 18, 2023
80,000		*	US$	4.00	January 9, 2023
2,920,000			US$	0.0001	August 23, 2024
3,234,750
(1)	Detailed terms of the 2016 Warrants are included in Note 8.

* 307,273 warrants expired unexercised subsequent to December 31, 2022

10.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at December 31, 2022 is $90,956 (September 30, 2022 - $81,225) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

11.    SEGMENTED INFORMATION

The Company works in one industry being the development of small molecule drugs for prostate cancer. The Company’s right of use assets are located in the USA.

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

As of December 31, 2022, cash and cash equivalents consisted of cash in Canada and the United States and term deposits in Canada and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of December 31, 2022, the Company had working capital of $161,652,689. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of December 31, 2022, the Company has cash and cash equivalents balances and short-term investments which are interest bearing. Interest income is not central to the Company’s capital management strategy and not significant to the Company’s projected operational budget. Interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars and Euro. The Company maintains its cash and cash equivalents in U.S. dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian dollar, Euro and U.S. dollar in relation to Canadian dollar and Euro dollars held at December 31, 2022 would result in a fluctuation of $1,966 in the net loss recognized for the period. The Company does not currently engage in hedging activities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2022 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 13, 2022. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” in our Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q. Throughout this discussion, unless the context specifies or implies otherwise, the terms “ESSA,” “the Company,” “we,” “us,” and “our” refer to ESSA Pharma Inc. and its subsidiaries.

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

According to the American Cancer Society, in the United States, prostate cancer is the second most frequently diagnosed cancer among men, behind skin cancer. Approximately one-third of all prostate cancer patients who have been treated for local disease with curative intent will subsequently have rising serum levels of PSA, which is an indication of recurrent disease with or without development of distant metastasis. Patients with recurrent disease as indicated by rising PSA usually undergo initial androgen ablation therapy using analogues of luteinizing hormone releasing hormone or surgical castration; this approach is termed “androgen deprivation therapy” (“ADT”). Most of these patients initially respond to ADT; however, many experience a recurrence in tumor growth despite the reduction of testosterone to castrate levels, and at that point are considered to have CRPC. Following diagnosis of CRPC, patients have been generally treated with antiandrogens that block the binding of androgens (darolutamide, enzalutamide, apalutamide or bicalutamide) to the AR, or inhibit synthesis of androgens (abiraterone). More recently, significant improvements in progression free survival and overall survival have been achieved by utilizing this latest generation of antiandrogens in combination with ADT earlier in the disease natural history (i.e., mHSPC and nmCRPC).

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

The Company believes that through their potential to block androgen-driven gene transcription by using a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current antiandrogens, the Aniten series of compounds hold the potential to be effective in cases where LBD-based mechanisms of resistance to second generation antiandrogens in otherwise AR-driven disease are operating. The results from both extensive preclinical studies and the initial clinical experience support the Company’s belief. In preclinical studies, the Aniten series of compounds has been observed to shrink AR-dependent prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation antiandrogens, such as enzalutamide. Plasma PSA level declines and increases in PSA doubling time as well as declines in circulating tumor DNA and decreases in radiographic tumor measurements were observed in a subset of patients enrolled in the Phase 1 study of EPI-7386 as described below. Importantly with respect to the potential clinical application of NTD inhibition during the natural history of the disease, recent studies by the Company and its collaborators have also suggested the potential advantage for combinations of the Company’s Aniten compounds with currently approved antiandrogens to inhibit AR-driven biology more completely than AR inhibition from either end of the receptor alone. This hypothesis is supported by the clinical trial results obtained in recent years of the superior overall survival obtained in the mHSPC setting by combining ADT and the latest generation anti-androgens earlier in the course of the disease versus the administration of these two therapies sequentially.

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

The incidence of both metastatic and non-metastatic CRPC continues to rise, and using a dynamic progression model, Scher et al.1 projected a 2020 incidence of 546,955 and prevalence of 3,072,480. The Company believes that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company focused on patients who have failed second-generation antiandrogen therapies (i.e., abiraterone and/or lutamides) for the following reasons:

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

Our Strategy

In developing possible therapeutics that involve binding to the NTD, the Company’s strategic approach involves:

●	pursuing the clinical development of EPI-7386 as a monotherapy treatment for patients with mCRPC resistant to the current standard of care, as a safe and effective therapy for those prostate cancer patients whose tumors have progressed on current antiandrogen therapy while remaining prevalently driven by the AR pathway;
●	combining Aniten compounds with second-generation antiandrogens in earlier lines of therapy. The Company, with industry partners, has been conducting clinical trials of combinations of EPI-7386 and second-generation antiandrogens in patients with mCRPC in earlier lines of treatment;
●	advancing the preclinical development of Aniten and Aniten-related compounds from the Company’s study of NTD degraders as a new approach to AR pathway inhibition. The Company's first generation of AR ANITen bAsed Chimera (“ANITAC”) demonstrates the feasibility of this new approach to AR pathway inhibition for patients with mCRPC; and
●	continuing to further explore, preclinically, other potential applications for AR-NTD inhibitors.

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

Advancing EPI-7386 through clinical development

The Phase 1 clinical trial of EPI-7386 “Oral EPI-7386 in Patients With Castration-Resistant Prostate Cancer (EPI-7386)” is currently actively enrolling nmCRPC patients (“window of opportunity cohort”) and mCRPC patients who are refractory to standard of care treatments at clinical sites in the U.S. and Canada (www.clinicaltrials.gov under identifier NCT04421222). In September 2021, the Company amended the protocol to allow testing in the Phase 1a for a 800 mg/day and 1200 mg/day dosages, administered as either 400 mg or 600 mg dosed twice daily (“BID”), respectively. In addition, the protocol amendment focused further monotherapy development in less heavily pretreated patients with mCRPC, i.e., patients who have received a maximum of three prior approved systemic therapies for mCRPC, including at least one second-generation anti-androgen and excluded patients with visceral metastasis. The Company filed a further protocol amendment in July 2022 for Part 1b of the study. Specifically, the Part 1b study contains two components: Cohort A (dose expansion) which will further evaluate the safety and tolerability and anti-tumor activity of EPI-7386 in a patient population of chemo-naïve mCRPC patients whose diseases have progressed after two lines of treatment including at least one line of second-generation anti-androgens, and Cohort B “window of opportunity with clinical endpoints”, evaluating the anti-tumor activity of EPI-7386 for a limited window of time (up to 12 weeks prior to the start of standard of care therapy) in nmCRPC patients whose disease has been unperturbed by previous second-generation antiandrogen therapies or chemotherapy.

Part 1a – Safety and tolerability of EPI-7386

The open-label, dose-escalation Phase 1a clinical trial was designed to determine the safety, tolerability, pharmacokinetics, maximum tolerated dose and/or a recommended Phase 2 range of doses in line with the FDA’s Project

Optimus, and to access preliminary anti-tumor activity of the drug.

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

Patients are currently being dosed at 1,000 mg QD and at 1,200 mg/day, administered as 600 mg dosed twice daily (BID), to enhance patient drug exposures, with each of these dose levels being cleared as safe and tolerable .The protocol amendments filed with the FDA in September 2021 and July 2022 allow for monotherapy development in less heavily pretreated patients (as described above) in whom the androgen receptor pathway is more likely to be the primary driver of tumor growth. The Company’s goal has been to establish, one or more doses/schedules to be tested in the expansion Phase 1b study in alignment with the FDA Project Optimus guidance, based on multiple inputs, including pharmacokinetic and biological observations, in addition to clinical experience. Two dose levels have been advanced to Phase 1b dose expansion testing: 600 mg QD and 600 mg BID.

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

Combination studies – developing a new standard of care for the treatment of prostate cancer

An activated AR is required for the growth and survival of most prostate cancer. Unlike current antiandrogen therapies which can only inhibit full-length AR, NTD inhibition of AR-directed biology occurs both in full length AR and splice variant ARs. Therefore, the Company believes that the AR-NTD is an ideal target for next-generation antiandrogen hormone therapy. If ESSA’s product candidate is successful in treating CRPC patients, it is reasonable to expect that such clinical candidate may be effective in treating earlier stage patients. Preclinical studies suggest particular value to the use of Anitens in combination with the currently widely used second-generation antiandrogens.

The Company has announced a number of collaborative studies in line with this strategy. The first collaboration, with Janssen Research & Development, LLC (“Janssen”), to study in clinical trials the safety and potential benefit of combination of EPI-7386 with abiraterone acetate with prednisone as well as the combination of EPI-7386 with apalutamide in patients with mCRPC, was announced on January 13, 2021. Under the collaboration agreement with Janssen, Janssen would pay for and conduct a clinical trial with EPI-7386 and in separate cohorts each of their antiandrogens, apalutamide and abiraterone acetate. This combination trial was initiated in March 2022. Enrollment was suspended by Janssen in October 2022 due to operational recruitment challenges. ESSA has announced its intention to revise the collaboration, with ESSA conducting a study of the combinations, potentially in an earlier patient population, and Janssen supplying apalutamide and abiraterone acetate. A second collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s androgen receptor inhibitor, enzalutamide, in patients with mCRPC was announced on February 24, 2021. ESSA is paying for and is operationally conducting this trial, with an initial Phase 1 dose equilibration followed by a randomized Phase 2 trial involving a planned 120 patients. The enzalutamide for this trial is supplied by Astellas. The first patient in this Phase 1/2 study was dosed in January 2022 and the safety, tolerability, pharmacokinetics, and initial PSA responses were originally reported in the June 2022 clinical update and more recently in a poster presentation at the Prostate Cancer Foundation Retreat 2022. A third collaboration and supply agreement with Bayer Consumer Care AG (“Bayer”) to evaluate EPI-7386 in combination with Bayer’s androgen receptor inhibitor, darolutamide, in patients with mCRPC was announced on April 28, 2021. Under the collaboration with Bayer, Bayer will pay for and conduct a Phase 1/2 clinical trial with EPI-7386 to evaluate EPI-7386 in combination with darolutamide in earlier line mCRPC patients and ESSA will provide EPI-7386 for the combination trial being conducted by Bayer. This clinical trial has not yet been initiated. The Company continues to evaluate potential collaborations that could enhance the value of its prostate cancer program and allow it to leverage the expertise of such strategic collaborators such as those with Janssen,Astellas, and Bayer.

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

The Company update also described the planned Phase 1b study, the planned window of opportunity cohort and the status of the combination study of EPI-7386 with enzalutamide. The Phase 1b study will evaluate a patient population of mCRPC similar to the one treated under the Phase 1a BID cohort but with the additional exclusion of prior chemotherapy. Up to 12 patients per each dose/schedule (600 mg QD and either 400mg or 600 mg BID) will be evaluated to gain additional information about safety, tolerability, exposure and anti-tumor activity of EPI-7386 in a less heavily pretreated patient population.

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

At the AACR annual meeting on April 10, 2022, in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models”, the Company presented preclinical data for its first generation of androgen receptor (AR) ANITen bAsed Chimera (ANITAC™) N-terminal domain (NTD) degraders. The preclinical data demonstrated the potential of ESSA’s ANITAC degraders as a new approach to AR pathway inhibition. The intrinsically disordered nature of the NTD region of the AR has meant it has generally been considered undruggable. The preclinical studies have shown that through their unique ability to bind to the NTD of AR, ANITACs have the ability to inhibit NTD-mediated AR transcription while also degrading AR protein including resistant forms of AR which are commonly associated with CRPC. The preclinical results demonstrate that ANITAC degraders utilize the ubiquitin proteasome system and can degrade many forms of AR including full length, mutant and splice variants which are often expressed in CRPC patients. Specifically, the ANITAC degraders show robust potency in inhibiting AR transcriptional activity driven by AR-FL, AR-V7, or AR-V567es. In addition, the orally-bioavailable ANITAC degraders exhibit high potency in inhibiting AR-dependent transcription and reducing viability of AR-dependent prostate cancer cells. The Company continues to design and test ANITAC degraders with a focus on improving selectivity.

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

Data on the poster included a comparison of preclinical projections of EPI-7386 clinical pharmacokinetic parameters to the pharmacokinetic, safety and preliminary clinical data from the initial 200 mg cohort of patients enrolled in ESSA’s multi-center, open-label, ascending multiple-dose Phase 1 study of EPI-7386 to treat patients with mCRPC who have become resistant to standard of care treatments. Patients participating in this trial have progressed on two or more approved systemic therapies for mCRPC, including at least one second-generation antiandrogen therapy not necessarily in the metastatic disease setting. In this initial cohort of patients receiving the 200 mg once-daily dose, EPI-7386 was well-tolerated with no significant adverse effects observed. The results from this cohort support ESSA’s preclinical projections regarding the pharmacologic properties of EPI-7386 in humans. EPI-7386 was well-absorbed, demonstrated high exposure levels and was confirmed to have a long half-life of at least 24 hours. The predicted exposures of EPI-7386 in patients at that 200 mg dose level were similar to the Company’s modeled projections and were still below optimal target exposures of EPI-7386 associated with anti-tumor activity in animal models. Although the 200 mg dose exposure was suboptimal, one out of three patients who completed 12 weeks of therapy experienced a PSA decline of more than 50 percent after three cycles of EPI-7386 therapy (12 weeks) with ongoing continued PSA declines continuing through seventeen cycles of therapy, despite previously having failed enzalutamide and abiraterone acetate.

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

Future Clinical Development Program

Phase 2/3 Clinical Trial Design for treating CRPC patients

Depending on the results of the Phase 1 study, a Phase 2 single arm clinical trial evaluating the activity of EPI-7386 single agent in a larger group of biologically-characterized mCRPC patients might be conducted. Considerations related to the decision to conduct such a trial relate to the company’s ability to identify those patients who, having progressed on one or another late generation anti-androgen, have tumors which are still predominantly AR-driven. Our experience during the conduct of the Phase 1 dose escalation trial has revealed that many such patients will have tumors driven predominantly by other oncogenic drivers. Those patients whose tumors remain predominantly AR-driven are the population most likely to benefit clinically from Aniten therapy, and the size of this population will weigh in the decision as to whether or not to pursue a single agent registration strategy.

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

Competition

The competition in the prostate cancer market is very high, many of the companies against which we compete or against which we may compete in the future have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Several pharmaceutical therapies already have approved and many new molecules are being tested for their effect in this patient population. In addition, generic forms of Zytiga (abiraterone acetate) and reformulations of abiraterone acetate are now approved and commercially available in the U.S.

Currently approved therapies include:

GENERIC/PROGRAM NAME	BRAND NAME	COMPANY NAME(S)	STAGE
Enzalutamide	Xtandi	Astellas and Pfizer	Marketed
Abiraterone acetate	Zytiga	Johnson & Johnson	Marketed
Abiraterone acetate	Yonsa	Sun Pharma	Marketed
Sipuleucel-T	Provenge	Valeant	Marketed
Docetaxel	n/a	Sanofi and various	Marketed
Cabazitaxel	Jevtana	Sanofi	Marketed
Radium-233	Xofigo	Bayer	Marketed
Apalutamide (ARN-509)	Erleada	Johnson & Johnson	Marketed
Darolutamide	Nubeqa	Bayer	Marketed
Pembrolizumab	Keytruda	Merck	Marketed
Olaparib	Lynparza	AstraZeneca	Marketed
Rucaparib	Rubraca	Clovis Oncology	Marketed
Vipivotide tetraxetan	Pluvicto	Novartis	Marketed

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

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of December 31, 2022:

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Research and development expense	$5,344,250	$4,351,494	$6,394,534	$7,649,459
General and administration	2,519,119	2,769,678	2,895,542	3,817,370
Comprehensive income (loss)	(6,712,455)	(6,330,969)	(8,829,694)	(10,903,335)
Basic and diluted earnings (loss) per share	(0.15)	(0.14)	(0.20)	(0.25)
Cash and cash equivalents	51,220,602	57,076,475	67,868,096	86,235,830
Short-term investments	111,850,895	110,161,029	106,727,807	94,782,609
Total assets	165,003,340	169,505,295	175,660,846	182,609,005
Long-term liabilities	48,274	76,418	111,273	145,268
Working capital	161,652,689	166,748,942	171,150,678	178,353,354

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2021	2021	2021	2021
Research and development expense	$6,019,759	$6,273,052	$6,231,908	$7,268,257
General and administration	3,062,170	2,942,432	3,117,900	4,615,332
Comprehensive income (loss)	(9,097,919)	(8,559,499)	(8,752,011)	(12,965,247)
Basic and diluted earnings (loss) per share	(0.21)	(0.19)	(0.21)	(0.36)
Cash and cash equivalents	121,058,121	137,825,024	145,194,181	151,562,303
Short-term investments	68,141,166	57,102,159	57,068,822	57,034,921
Total assets	191,486,181	198,165,818	203,524,045	210,001,054
Long-term liabilities	288,971	230,603	817,735	1,413,292
Working capital	187,291,085	193,668,414	199,949,211	206,202,601

ESSA has never been profitable and has incurred net losses since inception. ESSA’s comprehensive losses were $6,712,455 and $9,097,919 for the three months ended December 31, 2022, and 2021 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations for the Three Months Ended December 31, 2022 and 2021

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $6,712,455 for the three months ended December 31, 2022 compared to a comprehensive loss of $9,097,919 for the three months ended December 31, 2021. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

Research and development expense included the following major expenses by nature:

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Clinical	$1,379,393	$859,646
Consulting	89,573	142,596
Legal patents and license fees	105,061	306,640
Manufacturing	843,151	1,028,035
Other	28,628	16,402
Preclinical and data analysis	1,492,268	1,774,205
Royalties	-	15,680
Salaries and benefits	576,912	507,515
Share-based payments	791,192	1,259,351
Travel and other	38,072	109,689
Total	$5,344,250	$6,019,759

The overall research and development expense for the three months ended December 31, 2022 was $5,344,250 compared to $6,019,759 for the three months ended December 31, 2021 and includes non-cash expense related to share-based payments expense of $791,192 (2021 - $1,259,351). R&D expense in the three month periods ended December 31, 2022 and 2021 reflects the ongoing clinical trial of EPI-7386 which commenced in July 2020.

The share-based payments expense of $791,192 (2021 - $1,259,351), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Clinical costs of $1,379,393 (2021 - $859,646) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the Phase 1 clinical trial of EPI-7386.

Preclinical and data analysis costs of $1,492,268 (2021 – $1,774,205) were generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trial related to the Phase 1 study and work on preclinical pipeline and Anitac compounds.

Manufacturing costs of $843,151 (2021 - $1,028,035) includes amount for cGMP manufacturing of EPI 7386 drug supply to support the ongoing clinical trial as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of EPI-7386.

Consulting costs were $89,573 for the three months ended December 31, 2022 (2021 - $142,596) relating to contract project management services.

Legal patents and license fees for the period totaled $105,061 (2021 - $306,640). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three Months Ended	Three Months Ended
	December 31, 2022	December 31, 2021
Amortization/(Accretion)	$(63,781)	$30,447
Consulting and subcontractor fees	-	63,682
Director fees	95,250	84,750
Insurance	456,486	480,441
Investor relations	118,032	115,663
Office, insurance, IT and communications	134,549	179,748
Professional fees	175,612	266,139
Regulatory fees and transfer agent	63,664	67,288
Rent	3,366	4,892
Salaries and benefits	699,782	494,460
Share-based payments	772,419	1,240,740
Travel and other	63,740	33,920
Total	$2,519,119	$3,062,170

The overall general and administration expense was $2,519,119 for the three months ended December 31, 2022 compared to $3,062,170 for the three months ended December 31, 2021 and includes non-cash expense related to share-based payments of $772,419 (2021 - $1,240,740).  This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Director fees of $95,250 (2021 - $84,750) were incurred for remuneration paid to directors for their membership on the Board of Directors and for Board committee membership based on an annual fee structure.

Insurance expense of $456,486 (2021 - $480,441) relates to increased cost of insurance coverage for directors and officers of the Company.

Professional fees of $175,612 (2021 - $266,139) were incurred for legal and accounting services in conjunction with ongoing corporate activities.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of December 31, 2022, the Company has working capital of $161,652,689 (September 30, 2022 - $166,748,942). Operational activities during the three months ended December 31, 2022 were financed mainly by proceeds from the financings completed in July 2020 and February 2021. At December 31, 2022, the Company had available cash reserves and short-term investments of $163,071,497 (September 30, 2022 - $167,237,504) to settle current liabilities of $2,935,144 (September 30, 2022 - $2,310,399). At December 31, 2022, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

The critical accounting policies are those polices that require the most significant judgments and estimates in the preparation of our condensed consolidated interim financial statements. A summary of the critical accounting policies is presented in Note 3 of the annual consolidated financial statements for the year ended September 30, 2022 filed with the SEC and with the securities commissions in Alberta and Ontario on December 13, 2022.

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

Outstanding Share Data

As of February 7, 2023, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 44,092,374 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of February 7, 2023, we had 2,927,477 common shares issuable pursuant to 2,927,477 common share purchase warrants pursuant to full cash exercise, 5,056,413 common shares issuable pursuant to 5,056,413 exercisable outstanding stock options, 2,988,861 common shares issuable pursuant to 2,988,861 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2022, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2022.

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

Dated: February 7, 2023

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer