Form 10-Q
period 2023-03-31
ESSA Pharma Inc.
filed 2023-05-09
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

The number of outstanding common shares of the registrant, no par value per share, as of May 9, 2023 was 44,092,374.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2023

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

Such statements reflect our current views with respect to future events, are subject to risks and uncertainties and are necessarily based upon a number of estimates and assumptions that are inherently subject to significant medical, scientific, business, economic, competitive, political and social uncertainties and contingencies. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including those described under “Risk Factors” in our Annual Report on Form 10-K. All forward-looking statements included in this Quarterly Report on Form 10-Q, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include, but are not limited to:

●	our ability to maintain operations as a result of any ongoing impact from the COVID-19 outbreak;
●	our ability to conduct clinical studies involving our product candidate and to identify any future product candidates;
●	our ability to obtain regulatory and other approvals to commence clinical trials involving any future product candidates;
●	our ability to obtain positive results from research and development activities, including clinical trials;
●	the availability of sufficient financing on reasonable terms;
●	our ability to obtain required regulatory approvals;
●	our ability to protect patents and proprietary rights;
●	our ability to successfully out-license or sell future products, if any, and in-license and develop new products;
●	the absence of material adverse changes in our industry or the global economy;
●	our ability to attract and retain key personnel;
●	our continued compliance with third party license terms and non-infringement of third-party intellectual property rights;
●	our ability to maintain good business relationships with our strategic partners; and
●	our ability to understand and predict market competition.

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	March 31,	September 30,
	2023	2022

ASSETS

Current
Cash and cash equivalents	$44,300,677	$57,076,475
Short-term investments (Note 4)	112,743,037	110,161,029
Receivables	8,783	6,211
Prepaids (Note 5)	1,061,353	1,815,626

	158,113,850	169,059,341

Deposits	264,585	259,455
Operating lease right-of-use assets (Note 7)	125,605	186,499

Total assets	$158,504,040	$169,505,295

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$2,021,113	$2,176,565
Current portion of operating lease liabilities (Note 7)	125,491	133,834

	2,146,604	2,310,399

Operating lease liabilities (Note 7)	19,777	76,418

Total liabilities	2,166,381	2,386,817

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,092,374 issued and outstanding (September 30, 2022 – 44,073,076) (Note 8)	278,141,528	278,089,136
Additional paid-in capital (Note 8)	47,042,101	44,043,503
Accumulated other comprehensive loss	(2,164,833)	(2,135,145)
Accumulated deficit	(166,681,137)	(152,879,016)

	156,337,659	167,118,478

Total liabilities and shareholders’ equity	$158,504,040	$169,505,295

Nature of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

	For the three months ended		For the six months ended
	March 31,		March 31,
	2023	2022	2023	2022

OPERATING EXPENSES
Research and development	$4,480,863	$7,649,459	$9,825,113	$13,669,218
Financing costs (Note 7)	1,944	3,526	4,294	7,851
General and administration	3,730,692	3,817,370	6,249,811	6,879,540

Total operating expenses	(8,213,499)	(11,470,355)	(16,079,218)	(20,556,609)

Foreign exchange	(762)	16,259	10,771	29,428
Interest and other income	1,155,622	481,751	2,267,926	556,335
Derivative liability gain	—	117,741	—	18,423

Loss for the period before taxes	(7,058,639)	(10,854,604)	(13,800,521)	(19,952,423)

Income tax expense	(1,600)	—	(1,600)	(100)

Net loss for the period	(7,060,239)	(10,854,604)	(13,802,121)	(19,952,523)

OTHER COMPREHENSIVE LOSS
Unrealized loss on short-term investments (Note 4)	(59,115)	(48,731)	(29,688)	(48,731)

Loss and comprehensive loss for the period	$(7,119,354)	$(10,903,335)	$(13,831,809)	$(20,001,254)

Basic and diluted loss per common share	$(0.16)	$(0.25)	$(0.31)	$(0.45)

Weighted average number of common shares outstanding – basic and diluted	44,092,374	44,030,480	44,082,725	44,009,903

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE SIX MONTHS ENDED MARCH 31,

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(13,802,121)	$(19,952,523)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	60,894	60,893
Amortization/(Accretion) of premiums/discounts on short-term investments, net	(279,405)	65,060
Accretion of lease liability	4,294	7,410
Derivative liability gain	—	(18,423)
Interest income	(1,542,218)	(157,464)
Unrealized foreign exchange	111	19,520
Share-based payments	3,000,699	4,363,444

Changes in non-cash working capital items:
Receivables	(2,572)	476,062
Prepaids	749,143	1,117,418
Accounts payable and accrued liabilities	(157,759)	(186,188)

Net cash used in operating activities	(11,968,934)	(14,204,791)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(178,310,466)	(104,817,397)
Proceeds from short-term investments sold	175,939,115	67,028,803
Interest from short-term investments	1,581,278	162,789

Net cash used in investing activities	(790,073)	(37,625,805)

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	—	319,832
Shares purchased through employee share purchase plan	50,291	27,360
Lease payments	(69,278)	(64,746)

Net cash provided by financing activities	(18,987)	282,446

Effect of foreign exchange on cash and cash equivalents	2,196	(41,044)
Change in cash and cash equivalents for the period	(12,775,798)	(51,589,194)
Cash and cash equivalents, beginning of period	57,076,475	137,825,024

Cash and cash equivalents, end of period	$44,300,677	$86,235,830

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2023 AND 2022

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2021	43,984,346	$277,415,176	$36,442,620	$(2,076,479)	$(117,775,765)	$194,005,552
Options exercised	29,080	184,512	(80,188)	—	—	104,324
Shares issued through employee share purchase plan	2,444	45,936	(18,576)	—	—	27,360
Share-based payments	—	—	2,500,091	—	—	2,500,091
Loss for the period	—	—	—	—	(9,097,919)	(9,097,919)

Balance, December 31, 2021	44,015,870	$277,645,624	$38,843,947	$(2,076,479)	$(126,873,684)	$187,539,408
Options exercised	43,830	384,342	(168,834)	—	—	215,508
Share-based payments	—	—	1,863,353	—	—	1,863,353
Loss for the period	—	—	—	(48,731)	(10,854,604)	(10,903,335)

Balance, March 31, 2022	44,059,700	$278,029,966	$40,538,466	$(2,125,210)	$(137,728,288)	$178,714,934

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2022	44,073,076	$278,089,136	$44,043,503	$(2,135,145)	$(152,879,016)	$167,118,478
Shares issued through employee share purchase plan	19,298	52,392	(2,101)	—	—	50,291
Share-based payments	—	—	1,563,608	—	—	1,563,608
Loss for the period	—	—	—	29,427	(6,741,882)	(6,712,455)

Balance, December 31, 2022	44,092,374	$278,141,528	$45,605,010	$(2,105,718)	$(159,620,898)	$162,019,922
Share-based payments	—	—	1,437,091	—	—	1,437,091
Loss for the period	—	—	—	(59,115)	(7,060,239)	(7,119,354)

Balance, March 31, 2023	44,092,374	$278,141,528	$47,042,101	$(2,164,833)	$(166,681,137)	$156,337,659

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE SIX MONTHS ENDED MARCH 31, 2023

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of March 31, 2023, no products are in commercial production or use.

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the six months ended March 31, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2022 Annual Report on Form 10-K for the year ended September 30, 2022, with the exception of any policies described in Note 3.

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

Use of Estimates

The preparation of the accompanying condensed consolidated interim financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as of the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the valuation of equity instruments issued for services. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these condensed consolidated interim financial statements.

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

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 4.30%-4.85% per annum and have maturities of up to 12 months.

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

	As of March 31, 2023
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Interest	Fair Value

GICs and Term deposits	$40,043,353	$—	$—	$279,493	$40,322,846
U.S. Treasury securities	71,334,448	—	(84,966)	105,093	71,354,575
Corporate debt securities	1,068,360	—	(3,388)	644	1,065,616

Balance, end of period	$112,446,161	$—	$(88,354)	$385,230	$112,743,037

	As of September 30, 2022
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Interest	Fair Value

GICs and Term deposits	$89,688,690	$—	$—	$316,960	$90,005,650
U.S. Treasury securities	11,149,053	—	(39,590)	39,720	11,149,183
Corporate debt securities	3,034,417	—	(19,076)	29,258	3,044,599
Commercial paper	5,961,597	—	—	—	5,961,597

Balance, end of period	$109,833,757	$—	$(58,666)	$385,938	$110,161,029

As of March 31, 2023, short-term investments have an aggregate fair market value of $112.7 million (September 30, 2022 – $110.2 million) were in an aggregate gross unrealized loss position of $88,354 (September 30, 2022 - $58,666). The Company considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. Accordingly, no allowance for credit losses has been recorded as of March 31, 2023 and no realized gains or losses on sales of short-term investments have been recorded through March 31, 2023.

5.     PREPAIDS

	March 31,	September 30,
	2023	2022

Prepaid insurance	$623,031	$1,611,516
Prepaid CMC and clinical expenses and deposits	181,835	181,835
Other deposits and prepaid expenses	256,487	22,275

Balance, end of period	$1,061,353	$1,815,626

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,	September 30,
	2023	2022

Accounts payable	$1,195,783	$954,598
Accrued expenses	359,160	807,484
Accrued vacation	466,170	414,483

Balance, end of period	$2,021,113	$2,176,565

7.     OPERATING LEASE

Operating lease right-of-use assets
Balance, September 30, 2021	$308,286
Amortization	(60,893)

Balance, March 31, 2022	$247,393

Balance, September 30, 2022	$186,499
Amortization	(60,894)

Balance, March 31, 2023	$125,605

Operating lease liabilities
Balance, September 30, 2021	$330,970
Accretion	7,410
Lease payments	(64,746)

Balance, March 31, 2022	$273,634

Balance, September 30, 2022	$210,252
Accretion	4,294
Lease payments	(69,278)

Balance, March 31, 2023	$145,268

Operating lease liabilities with expected life of less than one year	$125,491
Operating lease liabilities with expected life greater than one year	$19,777

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At March 31, 2023, the Company’s incremental borrowing rate was 5.0% and the remaining lease term for the South San Francisco office was 14 months and Houston office was 4 months.

Accretion expense of $4,294 (2022 - $7,410) has been recorded in “financing costs” in the condensed consolidated interim statements of operations and comprehensive loss.

8.     SHAREHOLDERS’ EQUITY

Authorized

Unlimited common shares, without par value.

Unlimited preferred shares, without par value.

Omnibus incentive plans

The Company has adopted an omnibus incentive plan  (“Omnibus Plan”) consistent with the policies and rules of the Nasdaq.  Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of March 31, 2023, the Company has not issued any instruments other than stock options under the Omnibus Plan.

As of March 31, 2023, the Omnibus Plan has a maximum of 8,410,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. As of March 31, 2023, the ESPP has a maximum of 217,300 (2022 – 249,974) common shares reserved for issuance.

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

During the six months ended March 31, 2023, the Company issued 19,298 shares (2022 – 2,444) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months ended		For the six months ended
	March 31,		March 31,
	2023	2022	2023	2022

Research and development expense	$754	$8,483	$1,352	$12,133
General and administrative	41	805	494	6,957
	$795	$9,288	$1,846	$19,090

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2023	2022

Risk-free interest rate	3.19%	0.44%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	103.56%	87.90%
Dividend	—	—

Stock options

Pursuant to the Omnibus Plan, options may be granted with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board of Directors at its discretion. The options issued under the Stock Option Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2021	6,803,230	$5.20
Options granted	1,347,500	4.55
Options exercised	(72,910)	(4.41)
Options expired/forfeited	(175,759)	(3.60)

Balance, September 30, 2022	7,902,061	$5.13
Options granted	195,000	3.00
Options expired/forfeited	(51,787)	(5.03)

Balance outstanding, March 31, 2023	8,045,274	$5.08
Balance exercisable, March 31, 2023	5,302,472	$4.83
*	Options exercisable in Canadian dollars as of March 31, 2023 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding options.

At December 31, 2022, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.39	50,000	9.46
	$2.91	175,000	9.83
	$3.23	3,629,400	6.52
	$3.59	26,667	6.55
	$3.60	922,500	9.25
	$3.75	20,000	9.68
	$3.81	185,816	5.87
	$4.00	539,518	4.73
	$4.67	168,227	6.59
	$5.99	190,000	9.07
	$7.00	1,458,646	7.70
	$8.47	120,000	8.54
	$9.76	50,000	8.89
	$13.96	190,000	7.79
	$29.63	100,000	8.08
	$31.62	75,000	8.17
C$	4.90	124,500	4.13
C$	5.06	20,000	5.87
		8,045,274	7.15

Share-based compensation

During the six months ended March 31, 2023, the Company granted a total of 195,000 (2022 – 170,000) stock options with a weighted average fair value of $2.76 per option (2022 - $7.34).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the period ended March 31, 2023 and 2022 with allocations to its functional expense as follows:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2023	2022	2023	2022

Research and development expense	$749,405	$1,113,376	$1,539,999	$2,369,077
General and administrative	686,891	740,689	1,458,857	1,975,277
	$1,436,296	$1,854,065	$2,998,856	$4,344,354

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2023		2022

Risk-free interest rate	3.97%		1.20%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	79.00%		80.00%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2021 and September 30, 2022	3,234,750	$4.84
Warrants expired	(307,273)	(49.86)

Balance outstanding and exercisable, March 31, 2023	2,927,477	$0.11

At March 31, 2023, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants	Exercise Price	Expiry Date

7,477	$42.80	November 18, 2023
2,920,000	$0.0001	August 23, 2024
2,927,477

9.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at March 31, 2023 is $94,857 (September 30, 2022 - $81,225) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

10.    SEGMENTED INFORMATION

The Company works in one industry being the development of small molecule drugs for prostate cancer. The Company’s right of use assets are located in the USA.

11.    FINANCIAL INSTRUMENTS AND RISK

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables and accounts payable and accrued liabilities. The fair value of cash and cash equivalents, GICs and term deposists included in short-term investments, receivables and accounts payable and accrued liabilities approximates their carrying values due to their short term to maturity. The fair value of U.S. treasury securities, corporate debt securities and commercial paper included in short-term investments  are measured using Level 2 inputs based on standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers (Note 4).

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

Financial risk factors

The Company’s risk exposures and the impact on the Company’s financial instruments are summarized below:

Credit risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and receivables. The Company limits its exposure to credit loss by placing its cash, to the extent possible in segregated funds with major financial institutions. The Company considers highly liquid investments with a maturity of up to twelve months when purchased to be short-term investments. Short-term investments includes investments that may have maturity dates exceeding one year at the date of purchase; however, the Company may liquidate investment positions prior to maturity to implement management strategies. The Company maintains an investment policy which requires certain minimum investment grades over its investment instruments.

As of March 31, 2023, cash and cash equivalents consisted of cash in Canada and the United States and term deposits in Canada and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2023, the Company had working capital of $155,967,246. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of March 31, 2023, the Company has cash and cash equivalents balances and short-term investments which are interest bearing. Interest income is not central to the Company’s capital management strategy and not significant to the Company’s projected operational budget. Interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars and Euro. The Company maintains its cash and cash equivalents in U.S. dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian dollar and U.S. dollar in relation to Canadian dollar held at March 31, 2023 would result in a fluctuation of $1,988 in the net gain recognized for the period. The Company does not currently engage in hedging activities.

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

The Company believes that through their potential to block androgen-driven gene transcription by using a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current antiandrogens, the Aniten series of compounds hold the potential to be effective in cases where LBD-based mechanisms of resistance to second generation antiandrogens in otherwise AR-driven disease are operating. The results from both extensive preclinical studies and the initial clinical experience support the Company’s belief. In preclinical studies, the Aniten series of compounds has been observed to shrink AR-dependent prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation antiandrogens, such as enzalutamide. Plasma PSA level declines and increases in PSA doubling time as well as declines in circulating tumor DNA (“ctDNA”) and decreases in radiographic tumor measurements were observed in a subset of patients enrolled in the Phase 1 study of EPI-7386 as described below. Importantly with respect to the potential clinical application of NTD inhibition during the natural history of the disease, recent studies by the Company and its collaborators have also suggested the potential advantage for combinations of the Company’s Aniten compounds with currently approved antiandrogens to inhibit AR-driven biology more completely than AR inhibition from either end of the receptor alone. This hypothesis is supported by the clinical trial results obtained in recent years of the superior overall survival obtained in the mHSPC setting by combining ADT and the latest generation anti-androgens earlier in the course of the disease versus the administration of these two therapies sequentially.

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

The incidence of both metastatic and non-metastatic CRPC continues to rise, and using a dynamic progression model, Scher et al.1 projected a 2020 incidence of 546,955 and prevalence of 3,072,480. The Company believes that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company focused on patients who have failed second-generation antiandrogen therapies (i.e., abiraterone and/or lutamides) for the following reasons:

●	CRPC treatment remains a prostate cancer market segment with an apparent and significant unmet therapeutic need and is a potentially large market;
●	the Company believes that the unique mechanism of action of its Aniten compounds is well suited to treat those patients who have failed AR LBD-focused therapies and whose biological characterization reveals that their tumors are still largely driven by AR biology; and
●	the Company expects that the relatively large number of patients with an apparent unmet therapeutic need in this area will facilitate timely enrollment in its clinical trials.

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

EPI-506 was generally well-tolerated with favorable safety results observed across all doses up to 2400 mg. At a dose of 3600 mg, gastrointestinal adverse events (nausea, vomiting and abdominal pain) were observed in two patients: one patient in the once-daily (“QD”) dosing cohort and one patient in the 1800 mg twice-daily (“BID”) dosing cohort, leading to study discontinuation and a dose-limiting toxicity (“DLT”) due to more than 25% of doses being missed in the 28-day safety reporting period. A separate patient in the 3600 mg QD cohort experienced a transient Grade 3 increase in liver enzymes (AST/ALT), which also constituted a DLT, and enrollment was consequently concluded in this cohort.

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

Our Strategy

In developing possible therapeutics that involve binding to the NTD, the Company’s strategic approach involves:

●	pursuing the clinical development of EPI-7386 as a monotherapy treatment for patients with mCRPC resistant to the current standard of care, as a safe and effective therapy for those prostate cancer patients whose tumors have progressed on current antiandrogen therapy while remaining prevalently driven by the AR pathway;
●	combining Aniten compounds with second-generation antiandrogens in earlier lines of therapy. The Company, with industry partners, has been conducting clinical trials of combinations of EPI-7386 and second-generation antiandrogens in patients with nmCRPC, mCRPC, mHSPC and neo-adjuvant prostate cancer surgical therapy in earlier lines of treatment;
●	advancing the preclinical development of Aniten and Aniten-related compounds from the Company’s study of NTD degraders as a new approach to AR pathway inhibition. The Company's first generation of AR ANITen bAsed Chimera (“ANITAC”) demonstrates the feasibility of this new approach to AR pathway inhibition for patients with mCRPC; and
●	continuing to further explore, preclinically, other potential applications for AR-NTD inhibitors.

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

Advancing EPI-7386 through clinical development

The Phase 1 clinical trial of EPI-7386 “Oral EPI-7386 in Patients With Castration-Resistant Prostate Cancer (EPI-7386)” is currently actively enrolling nmCRPC patients (“window of opportunity cohort”) and mCRPC patients who are refractory to standard of care treatments at clinical sites in the U.S. and Canada (www.clinicaltrials.gov under identifier NCT04421222). In September 2021, the Company amended the protocol to allow testing in the Phase 1a for a 800 mg/day and 1200 mg/day dosages, administered as either 400 mg or 600 mg dosed twice daily, respectively. In addition, the protocol amendment focused further monotherapy development in less heavily pretreated patients with mCRPC, i.e., patients who have received a maximum of three prior approved systemic therapies for mCRPC, including at least one second-generation anti-androgen and excluded patients with visceral metastasis. The Company filed a further protocol amendment in July 2022 for Part 1b of the study. Specifically, the Part 1b study contains two components: Cohort A (dose expansion) which will further evaluate the safety and tolerability and anti-tumor activity of EPI-7386 in a patient population of chemo-naïve mCRPC patients whose diseases have progressed after two lines of treatment including at least one line of second-generation anti-androgens, and Cohort B “window of opportunity with clinical endpoints”, evaluating the anti-tumor activity of EPI-7386 for a limited window of time (up to 12 weeks prior to the start of standard of care therapy) in nmCRPC patients whose disease has been unperturbed by previous second-generation antiandrogen therapies or chemotherapy.

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

The Part 1b component of the study, as described above, has two cohorts enrolling in parallel:

Part 1b Cohort A – Dose Expansion

The primary objective of Cohort A is to further evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity (as measured by changes in tumor burden measured by imaging and changes in PSA levels over time) of EPI-7386 at 600 mg BID and 600 mg QD in a patient population enrolled under eligibility criteria similar to the one adopted for the Phase 1a with the exception of prior chemotherapy (not allowed for patients enrolled in this cohort). Patients will receive EPI-7386 combined with apalutamide after the initial 12 week window.

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

The Company has announced a number of collaborative studies in line with this strategy. The first collaboration, with Janssen Research & Development, LLC (“Janssen”), to study in clinical trials the safety and potential benefit of combination of EPI-7386 with abiraterone acetate with prednisone as well as the combination of EPI-7386 with apalutamide in patients with mCRPC, was announced on January 13, 2021. Under the collaboration agreement with Janssen, Janssen would pay for and conduct a clinical trial with EPI-7386 and in separate cohorts each of their antiandrogens, apalutamide and abiraterone acetate. This combination trial was initiated in March 2022. Enrollment was suspended by Janssen in October 2022 due to operational recruitment challenges. ESSA has announced, on April 12, 2023, it had entered into a clinical trial support agreement with Janssen, with ESSA paying for and conducting a study of the combinations, in an earlier patient population, and Janssen supplying apalutamide and abiraterone acetate. A second collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s (“Pfizer”) AR inhibitor, enzalutamide, in patients with mCRPC was announced on February 24, 2021. ESSA is paying for and is operationally conducting this trial, with an initial Phase 1 dose equilibration followed by a randomized Phase 2 trial involving a planned 120 patients. The enzalutamide for this trial is supplied by Astellas. The first patient in this Phase 1/2 study was dosed in January 2022 and the safety, tolerability, pharmacokinetics, and initial PSA responses were originally reported in the June 2022 clinical update and in poster presentations at the Prostate Cancer Foundation Retreat in October 2022 and the American Society of Clinical Oncology Genitourinary Cancers Symposium in February 2023. The clinical trial is a two part study; a Phase 1 dose equilibration stage followed by a Phase 2 open label randomized study. A third collaboration and supply agreement with Bayer Consumer Care AG (“Bayer”) to evaluate EPI-7386 in combination with Bayer’s AR inhibitor, darolutamide, in patients with mCRPC was announced on April 28, 2021. Under the collaboration with Bayer, Bayer will pay for and conduct a Phase 1/2 clinical trial with EPI-7386 to evaluate EPI-7386 in combination with darolutamide in earlier line mCRPC patients and ESSA will provide EPI-7386 for the combination trial being conducted by Bayer. This clinical trial has not yet been initiated. The Company continues to evaluate potential collaborations that could enhance the value of its prostate cancer program and allow it to leverage the expertise of such strategic collaborators such as those with Janssen,Astellas, and Bayer.

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

2023

On April 12, 2023, the Company announced it had entered into a clinical trial support agreement with Janssen. ESSA will sponsor and conduct a Phase 1 clinical trial evaluating the safety, pharmacokinetics, drug-drug interactions, and preliminary anti-tumor activity of EPI-7386 when administered in combination with either apalutamide or abiraterone acetate plus prednisone. Janssen will supply apalutamide and abiraterone acetate.

Cohort A of the Phase 1 clinical trial will assess EPI-7386 in combination with abiraterone acetate plus prednisone in patients with mCRPC and high-risk metastatic castration-sensitive prostate cancer (“mCSPC”). Cohort B is a Window of Opportunity study in which patients with non-metastatic CRPC will receive up to 12 weeks of single agent EPI-7386 before adding standard of care apalutamide.

On February 16 - 19, 2023 the Company presented analyses of initial clinical data from two Phase 1 studies of EPI-7386 in patients with mCRPC at the American Society of Clinical Oncology Genitourinary Cancers Symposium. The Company presented an update to the Phase 1 monotherapy study demonstrating that EPI-7386 single agent was safe, well tolerated up to a daily dose of 1200 mg (600 mg BID), achieved target clinical exposures and showed preliminary signals of anti-tumor acvity in heavily-pretreated mCRPC patients. The second poster presented preliminary results to the Phase1/2 trial of EPI-7386 in combination with Astellas and Pfizer’s AR inhibitor, enzalutamide. Ten patients have been enrolled in the first three cohorts: three in cohort 1 (600 mg QD EPI-7386 and 120 mg QD enzalutamide), four in cohort 2 (800 mg QD EPI-7386 and 120 mg QD enzalutamide) and three in cohort 3 (600 mg BID EPI-7386 and 120 mg QD enzalutamide). The DLT period has not cleared for cohort 3. The first 2 cohorts that did clear the DLT period, no DLTs were observed, and the safety profile was consistent with second-generaton antiandrogens (e.g., Grade 1 or 2 AEs of fague and hot flushes). Pharmacokinetic results from cohorts 1 and 2 demonstrated that enzalutamide exposure was minimally impacted by EPI-7386, while, as expected, EPI-7386 exposure was reduced by approximately 60% by enzalutamide (a well established CYP3A4 inducer). The observed EPI-7386 exposures remained in the clinically relevant range suggested by pre-clinical xenograph studies. Five out of six evaluable patients enrolled in the first two cohorts showed a PSA decrease >90% regardless of the patients previous chemotherapy status, and four out of six evaluable patients PSA levels reached < 0.2 ng/mL. All five patients that experienced biochemical responses showed stable disease by imaging.

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

On June 27, 2022, the Company presented, by conference call and webcast, a clinical update on EPI-7386 monotherapy and combination therapy clinical development. The update on the Phase 1a dose escalation study showed initial data from 36 patients that demonstrated that EPI-7386 was well-tolerated, exhibited a favorable pharmacokinetic profile, and demonstrated initial anti-tumor activity in a heavily pretreated group of patients. The Company believes the favorable safety and tolerability profile, good pharmaceutical characteristics together with both antiandrogen biological and anti-tumor activity support the Company’s decision to move into earlier lines of therapy and study EPI-7386 in combination with second-generation antiandrogens. The update also noted that ctDNA molecular analysis in the heavily pretreated population has provided a detailed profile of genetic alterations, which reveals the biological complexity of late-stage mCRPC patients and also allows for the continued refinement of the population of prostate cancer patients whose tumors are still primarily driven by the androgen receptor, and therefore most likely to respond to an AR inhibitor.

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

Antiandrogen response was assessed by changes in circulating PSA levels, changes in ctDNA levels, and radiographic changes in disease burden measured by both traditional Response Evaluation Criteria in Solid Tumors (RECIST criteria) as well as by total lesion volumetric quantification using the AIQ Solutions platform.

The key response findings in both QD and BID patients, as of June 1, 2022, demonstrated that tumor volume decreased in five out of 10 patients who had measurable disease and were on therapy for more than 12 weeks. PSA decrease or  PSA stabilization was observed in a clinical subset of patients with no visceral disease, fewer DNA genomic aberrations in non-AR oncogenic pathways, and fewer than 3 lines of therapy. This provides further information to support refining the monotherapy development program patient population. In 17 patients with measurable ctDNA levels at baseline, ctDNA declines were observed in patients harboring AR point mutations, AR gain/amplification and AR truncations, suggesting EPI-7386’s potential activity against these tumors.

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

The clinical update also provided the status of the combination studies evaluating EPI-7386 in earlier lines of therapy in Phase 1/2 trials which combine EPI-7386 with approved second-generation antiandrogens. In the Phase 1/2 study being conducted by the Company of EPI-7386 in combination with Astellas and Pfizer’s AR inhibitor, enzalutamide, in patients with mCRPC who have not been treated with second-generation antiandrogens, the first cohort had cleared the 28 day DLT period with no safety issues and when reported the trial was currently enrolling the second cohort of patients. The preliminary data from the first cohort in the Phase 1/2 combination trial with enzalutamide suggests that the drugs can be combined safely and based upon clinical and preclinical data predicted to be active. The early data, in addition to preclinical studies, support EPI-7386’s potential in combination with second-generation antiandrogens to suppress androgen receptor biology and induce a potent anti-tumor response.

The Company also described the anticipated initiation later in 2022 of a Phase 2 investigator-sponsored neoadjuvant study which will evaluate darolutamide compared to EPI-7386 + darolutamide in patients undergoing prostatectomy for high-risk localized prostate cancer.

At the AACR annual meeting on April 10, 2022, in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models”, the Company presented preclinical data for its first generation of AR ANITen bAsed Chimera (ANITAC™) NTD degraders. The preclinical data demonstrated the potential of ESSA’s ANITAC degraders as a new approach to AR pathway inhibition. The intrinsically disordered nature of the NTD region of the AR has meant it has generally been considered undruggable. The preclinical studies have shown that through their unique ability to bind to the NTD of AR, ANITACs have the ability to inhibit NTD-mediated AR transcription while also degrading AR protein including resistant forms of AR which are commonly associated with CRPC. The preclinical results demonstrate that ANITAC degraders utilize the ubiquitin proteasome system and can degrade many forms of AR including full length, mutant and splice variants which are often expressed in CRPC patients. Specifically, the ANITAC degraders show robust potency in inhibiting AR transcriptional activity driven by AR-FL, AR-V7, or AR-V567es. In addition, the orally-bioavailable ANITAC degraders exhibit high potency in inhibiting AR-dependent transcription and reducing viability of AR-dependent prostate cancer cells. The Company continues to design and test ANITAC degraders with a focus on improving selectivity.

On January 19, 2022, the Company announced the first patient dosed in the Company-sponsored Phase 1/2 study to evaluate the safety, tolerability and preliminary efficacy of ESSA’s lead product candidate, EPI-7386, a first-in-class NTD AR inhibitor, in combination with Astellas and Pfizer’s ligand-binding domain AR inhibitor, enzalutamide, in patients with mCRPC. This combination trial investigates the potential clinical benefit of inhibiting the androgen receptor through two independent pathways in the treatment of patients with mCRPC who have not yet received treatment with a second-generation antiandrogen drug. In preclinical models, the combination of EPI-7386 with lutamides by simultaneously targeting both ends of the AR resulted in deeper and broader inhibition of androgen biology.

The Phase 1/2 clinical trial (NCT05075577) is a two part study. Phase 1 evaluates the safety and tolerability of the drug combination to establish the recommended Phase 2 range of doses for EPI-7386 and enzalutamide when dosed in combination. This Phase of the study is expected to enroll up to 30 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. As described above on June 27, 2022 the results of the initial experience with the first cohort were presented, demonstrating the safety and tolerability of the combination in this first cohort, along with the accompanying pharmacokinetic and PSA reduction information. In Phase 2, single agent enzalutamide is compared to the combination of enzalutamide and EPI-7386 in the same patient population. The goal of Phase 2 is to evaluate the safety, tolerability and anti-tumor activity of EPI-7386 in combination with a fixed dose of enzalutamide compared with enzalutamide as a single agent. This part of the study is expected to enroll 120 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies.

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

Patents and Proprietary Rights

License Agreement with UBC and the BCCA

ESSA has in-licensed intellectual property embodied in issued patents, pending patent applications and know-how relating to compounds that modulate AR activity. ESSA refers to these intellectual property rights as the “Licensed IP”.

The Company is party to a license agreement with the British Columbia Cancer Agency and the University of British Columbia (the “Licensors”) dated December 22, 2010, as amended on February 10, 2011, May 27, 2014, and May 25, 2021 (the “License Agreement”), which provides the Company with exclusive world-wide rights to develop and commercialize products based on the Licensed IP.

ESSA paid a minimum annual royalty of C$85,000 in 2017 to 2022 and must continue to pay a minimum of C$85,000 for each year thereafter. For a first compound entering clinical development, an additional C$50,000 and C$900,000 must be paid upon enrollment of a patient in a Phase 2 and Phase 3 clinical trial, respectively.

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

As of April 2023, ESSA owns rights to 64 issued patents, including 17 issued U.S. patents, that are in force and cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues. As of April 2023, 6 of these issued patents cover the EPI-7386 compound and are expected to provide protection until the expiration dates, ranging from 2036 to 2042. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the Aniten next-generation NTD inhibitors, with expected expiration dates between 2036 to 2042.

Both ESSA and the broader pharmaceutical industry attach significant importance to patents for the protection of new technologies, products and processes. Accordingly, ESSA’s success depends, in part, on its ability to obtain patents or rights thereto, to protect commercial secrets and carry on activities without infringing the rights of third parties. Disputes may arise as to the inventorship of and/or ownership interest in the Company’s or the Licensors’ patents, including for example, former or current employees of the Company or the Licensors pursuing ownership rights of patents owned by or licensed to the Company. The Company may have limited ability to impact any internal disputes between the Licensors and their employees or former employees. See “Risk Factors” in our Annual Report on Form 10-K. Where appropriate, and consistent with management’s objectives, ESSA will continue to seek patents in relation to components or concepts of its technology that it perceives to be important.

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

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of March 31, 2023:

	For the Quarters Ended
	March 31,	December 31,	September 30,	June 30,
	2023	2022	2022	2022
Research and development expense	$4,480,863	$5,344,250	$4,351,494	$6,394,534
General and administration	3,730,692	2,519,119	2,769,678	2,895,542
Comprehensive loss	(7,119,354)	(6,712,455)	(6,330,969)	(8,829,694)
Basic and diluted loss per share	(0.16)	(0.15)	(0.14)	(0.20)
Cash and cash equivalents	44,300,677	51,220,602	57,076,475	67,868,096
Short-term investments	112,743,037	111,850,895	110,161,029	106,727,807
Total assets	158,504,040	165,003,340	169,505,295	175,660,846
Long-term liabilities	19,777	48,274	76,418	111,273
Working capital	155,967,246	161,652,689	166,748,942	171,150,678

	For the Quarters Ended
	March 31,	December 31,	September 30,	June 30,
	2022	2021	2021	2021
Research and development expense	$7,649,459	$6,019,759	$6,273,052	$6,231,908
General and administration	3,817,370	3,062,170	2,942,432	3,117,900
Comprehensive loss	(10,903,335)	(9,097,919)	(8,559,499)	(8,752,011)
Basic and diluted loss per share	(0.25)	(0.21)	(0.19)	(0.21)
Cash and cash equivalents	86,235,830	121,058,121	137,825,024	145,194,181
Short-term investments	94,782,609	68,141,166	57,102,159	57,068,822
Total assets	182,609,005	191,486,181	198,165,818	203,524,045
Long-term liabilities	145,268	288,971	230,603	817,735
Working capital	178,353,354	187,291,085	193,668,414	199,949,211

ESSA has never been profitable and has incurred net losses since inception. ESSA’s comprehensive losses were $13,831,809 and $20,001,254 for the six months ended March 31, 2023, and 2022 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations for the Six Months Ended March 31, 2023 and 2022

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $13,831,809 for the six months ended March 31, 2023 compared to a comprehensive loss of $20,001,254 for the six months ended March 31, 2022. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

Research and development expense included the following major expenses by nature:

	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Preclinical and data analysis	$1,714,345	$2,391,906	$3,206,613	$4,176,532
Clinical	623,805	1,113,530	2,003,198	1,974,061
Share-based payments	750,159	1,121,859	1,541,351	2,381,210
Salaries and benefits	735,598	639,302	1,312,510	1,146,817
Manufacturing	269,748	1,881,677	1,112,899	2,979,363
Legal patents and license fees	171,939	202,942	277,000	509,582
Consulting	99,540	184,370	189,113	352,382
Royalties	62,774	66,805	62,774	82,485
Travel and other	22,166	7,700	60,238	11,016
Other	30,789	39,368	59,417	55,770
Total	$4,480,863	$7,649,459	$9,825,113	$13,669,218

The overall research and development expense for the six months ended March 31, 2023 was $9,825,113 compared to $13,669,218 for the six months ended March 31, 2022. R&D expense in the six month periods ended March 31, 2023 and 2022 reflects the ongoing clinical trial of EPI-7386 which commenced in July 2020.

Preclinical and data analysis costs of $3,206,613 (2022 – $4,176,532) were generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trial related to the Phase 1 study and work on preclinical pipeline and Anitac compounds.

Clinical costs of $2,003,198 (2022 - $1,974,061) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the Phase 1 clinical trial of EPI-7386.

The share-based payments expense of $1,541,351 (2022 - $2,381,210), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits have increased to $1,312,510 (2022 - $1,146,817) as a result of an increased number of preclinical and clinical staff.

Manufacturing costs of $1,112,899 (2022 - $2,979,363) includes amount for cGMP manufacturing of EPI-7386 drug supply to support the ongoing clinical trial as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of EPI-7386.

Legal patents and license fees for the period totaled $277,000 (2022 - $509,582). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

Consulting costs were $189,113 for the six months ended March 31, 2023 (2022 - $352,382) relating to contract project management services.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended		Six months ended
	March 31, 2023	March 31, 2022	March 31, 2023	March 31, 2022
Salaries and benefits	$2,026,935	$1,653,836	$2,726,717	$2,148,296
Share-based payments	686,932	741,494	1,459,351	1,982,234
Insurance	467,274	486,462	923,760	966,903
Investor relations	236,195	221,023	354,227	336,686
Professional fees	159,318	259,603	334,930	525,742
Office, insurance, IT and communications	108,926	117,785	243,475	297,533
Director fees	95,250	84,750	190,500	169,500
Regulatory fees and transfer agent	79,347	71,864	143,011	139,152
Travel and other	23,792	2,658	87,532	36,578
Rent	1,453	2,015	4,819	6,907
Consulting and subcontractor fees	-	80,375	-	144,057
Amortization/(Accretion)	(154,730)	95,505	(218,511)	125,952
Total	$3,730,692	$3,817,370	$6,249,811	$6,879,540

The overall general and administration expense was $6,249,811 for the six months ended March 31, 2023 compared to $6,879,540 for the six months ended March 31, 2022 and includes non-cash expense related to share-based payments of $1,459,351 (2022 - $1,982,234).  This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits have increased to $2,726,717 (2022 - $2,148,296) as a result of an increased number of corporate staff.

Insurance expense of $923,760 (2022 - $966,903) relates to the cost of insurance coverage for directors and officers of the Company.

Professional fees of $334,930 (2022 - $525,742) were incurred for legal and accounting services in conjunction with ongoing corporate activities.

Director fees of $190,500 (2022 - $169,500) were incurred for remuneration paid to directors for their membership on the Board based on an annual fee structure.

Three months ended March 31, 2023 and 2022

The Company incurred a comprehensive loss of $7,119,354 for the three months ended March 31, 2023 compared to a comprehensive loss of $10,903,335 for the three months ended March 31, 2022. The detailed changes in research and development and general and administration expenses for the three months ended March 31, 2023 and 2022 are included in the tables above.

Research and development expenses were $4,480,863 (2022 - $7,649,459) for the three months ended March 31, 2023; the Company’s research and development investment continued with the ongoing clinical trial of EPI-7386. Clinical costs of $623,805 (2022 - $1,113,530) and ongoing preclinical costs and data analysis costs of $1,714,345 (2022 - $2,391,906) support the clinical trial and associated analysis. Manufacturing costs of $269,748 (2022 - $1,881,677) reflect the ongoing production of EPI-7386 and have decreased following initial production loads and the narrowing of dosage parameters.

General and administration expenses were $3,730,692 (2022 - $3,817,370) for the three months ended March 31, 2023. Professional fees of $159,318 (2022 - $259,603) have decreased as the Company negotiated and entered into new collaboration contracts in the prior period. Salaries and benefits of $2,026,935 (2022 - $1,653,836) for the three months ended March 31, 2023 include annual bonuses paid to senior management and employees during the period. Directors’ fees of $95,250 (2022 - $84,750) are paid to directors for their membership on the Board based on an annual fee structure.

Share-based payments for research and development team members were $750,159 (2022 - $1,121,859) and $686,932

(2022 – $741,494) for key management and personnel allocated to general and administrative costs. Share-based payments expense is non-cash and is estimated under the Black-Scholes method and expensed relative to vesting conditions for the underlying stock options.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of March 31, 2023, the Company has working capital of $155,967,246 (September 30, 2022 - $166,748,942). Operational activities during the three months ended March 31, 2023 were financed mainly by proceeds from the financings completed in July 2020 and February 2021. At March 31, 2023, the Company had available cash reserves and short-term investments of $157,043,714 (September 30, 2022 - $167,237,504) to settle current liabilities of $2,146,604 (September 30, 2022 - $2,310,399). At March 31, 2023, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

Outstanding Share Data

As of May 9, 2023, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 44,092,374 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of May 9, 2023, we had 2,927,477 common shares issuable pursuant to 2,927,477 common share purchase warrants pursuant to full cash exercise, 5,536,894 common shares issuable pursuant to 5,536,894 exercisable outstanding stock options, 2,508,380 common shares issuable pursuant to 2,508,380 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

Safe Harbor

See “Cautionary Note Regarding Forward-Looking Statements” in the introduction to this Quarterly Report.

Item 3. Quantiative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and are not required to provide the information required under this item.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this Quarterly Report on Form 10Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2023, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Dated: May 9, 2023

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer