Form 10-Q
period 2023-06-30
ESSA Pharma Inc.
filed 2023-08-08
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

The number of outstanding common shares of the registrant, no par value per share, as of August 8, 2023 was 44,100,838.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2023

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	June 30,	September 30,
	2023	2022

ASSETS

Current
Cash and cash equivalents	$38,466,991	$57,076,475
Short-term investments (Note 4)	114,001,923	110,161,029
Receivables	133,293	6,211
Prepaids (Note 5)	688,172	1,815,626

	153,290,379	169,059,341

Deposits	264,661	259,455
Operating lease right-of-use assets (Note 7)	95,158	186,499

Total assets	$153,650,198	$169,505,295

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$3,296,377	$2,176,565
Current portion of operating lease liabilities (Note 7)	111,273	133,834

	3,407,650	2,310,399

Operating lease liabilities (Note 7)	—	76,418

Total liabilities	3,407,650	2,386,817

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,092,374 issued and outstanding (September 30, 2022 – 44,073,076) (Note 8)	278,141,528	278,089,136
Additional paid-in capital (Note 8)	48,203,174	44,043,503
Accumulated other comprehensive loss	(2,122,144)	(2,135,145)
Accumulated deficit	(173,980,010)	(152,879,016)

	150,242,548	167,118,478

Total liabilities and shareholders’ equity	$153,650,198	$169,505,295

Nature of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2023	2022	2023	2022

OPERATING EXPENSES
Research and development	$6,271,186	$6,394,534	$16,096,299	$20,063,752
Financing costs (Note 7)	1,527	3,145	5,821	10,996
General and administration	2,639,381	2,895,542	8,889,192	9,775,082

Total operating expenses	(8,912,094)	(9,293,221)	(24,991,312)	(29,849,830)

Foreign exchange	(827)	910	9,944	30,338
Interest and other income	1,614,048	417,872	3,881,974	974,207
Derivative liability gain	—	1,929	—	20,352

Loss for the period before taxes	(7,298,873)	(8,872,510)	(21,099,394)	(28,824,933)

Income tax recovery (expense)	—	45,767	(1,600)	45,667

Net loss for the period	(7,298,873)	(8,826,743)	(21,100,994)	(28,779,266)

OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on short-term investments (Note 4)	42,689	(2,951)	13,001	(51,682)

Loss and comprehensive loss for the period	$(7,256,184)	$(8,829,694)	$(21,087,993)	$(28,830,948)

Basic and diluted loss per common share	$(0.17)	$(0.20)	$(0.48)	$(0.65)

Weighted average number of common shares outstanding – basic and diluted	44,092,374	44,059,700	44,085,941	44,026,502

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30,

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Loss for the period	$(21,100,994)	$(28,779,266)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	91,341	91,340
Amortization/(Accretion) of premiums/discounts on short-term investments, net	(482,843)	170,331
Accretion of lease liability	5,821	10,555
Derivative liability gain	—	(20,352)
Accrued Investment income	(81,350)	(124,310)
Unrealized foreign exchange	(661)	571
Share-based payments	4,161,772	5,954,444

Changes in non-cash working capital items:
Receivables	(127,082)	469,562
Prepaids	1,122,248	1,612,790
Accounts payable and accrued liabilities	1,118,449	92,390

Net cash used in operating activities	(15,293,299)	(20,521,945)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(258,307,260)	(197,959,710)
Proceeds from short-term investments sold	255,044,760	148,254,180

Net cash used in investing activities	(3,262,500)	(49,705,530)

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	—	319,832
Shares purchased through employee share purchase plan	50,291	66,926
Lease payments	(104,800)	(99,384)

Net cash provided by financing activities	(54,509)	287,374

Effect of foreign exchange on cash and cash equivalents	824	(16,827)
Change in cash and cash equivalents for the period	(18,609,484)	(69,956,928)
Cash and cash equivalents, beginning of period	57,076,475	137,825,024

Cash and cash equivalents, end of period	$38,466,991	$67,868,096

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2023 AND 2022

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2021	43,984,346	$277,415,176	$36,442,620	$(2,076,479)	$(117,775,765)	$194,005,552
Options exercised	29,080	184,512	(80,188)	—	—	104,324
Shares issued through employee share purchase plan	2,444	45,936	(18,576)	—	—	27,360
Share-based payments	—	—	2,500,091	—	—	2,500,091
Loss for the period	—	—	—	—	(9,097,919)	(9,097,919)

Balance, December 31, 2021	44,015,870	$277,645,624	$38,843,947	$(2,076,479)	$(126,873,684)	$187,539,408
Options exercised	43,830	384,342	(168,834)	—	—	215,508
Share-based payments	—	—	1,863,353	—	—	1,863,353
Loss for the period	—	—	—	(48,731)	(10,854,604)	(10,903,335)

Balance, March 31, 2022	44,059,700	$278,029,966	$40,538,466	$(2,125,210)	$(137,728,288)	$178,714,934
Shares issued through employee share purchase plan	13,376	59,170	(19,604)	—	—	39,566
Share-based payments	—	—	1,591,000	—	—	1,591,000
Loss for the period	—	—	—	(2,951)	(8,826,743)	(8,829,694)

Balance, June 30, 2022	44,073,076	$278,089,136	$42,109,862	$(2,128,161)	$(146,555,031)	$171,515,806

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2022	44,073,076	$278,089,136	$44,043,503	$(2,135,145)	$(152,879,016)	$167,118,478
Shares issued through employee share purchase plan	19,298	52,392	(2,101)	—	—	50,291
Share-based payments	—	—	1,563,608	—	—	1,563,608
Loss for the period	—	—	—	29,427	(6,741,882)	(6,712,455)

Balance, December 31, 2022	44,092,374	$278,141,528	$45,605,010	$(2,105,718)	$(159,620,898)	$162,019,922
Share-based payments	—	—	1,437,091	—	—	1,437,091
Loss for the period	—	—	—	(59,115)	(7,060,239)	(7,119,354)

Balance, March 31, 2023	44,092,374	$278,141,528	$47,042,101	$(2,164,833)	$(166,681,137)	$156,337,659
Share-based payments	—	—	1,161,073	—	—	1,161,073
Loss for the period	—	—	—	42,689	(7,298,873)	(7,256,184)

Balance, June 30, 2023	44,092,374	$278,141,528	$48,203,174	$(2,122,144)	$(173,980,010)	$150,242,548

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30, 2023

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of June 30, 2023, no products are in commercial production or use.

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine months ended June 30, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2022 Annual Report on Form 10-K for the year ended September 30, 2022, with the exception of any policies described in Note 3. Certain prior period amounts in the unaudited condensed consolidated interim statements of cash flows have been reclassified to conform to the current period presentation.

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

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 4.23%-4.85% per annum and have maturities of up to 12 months.

Short-term investments also consist of U.S. treasury securities, corporate debt securities and commercial paper. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive loss as a component of shareholders’ equity (deficit) until realized. Any premium or discount arising at purchase is amortized or accreted to investment income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as investment income.

	As of June 30, 2023
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

U.S. Treasury securities	$71,863,705	$—	$(44,453)	$303,365	$72,122,617
GICs and Term deposits	40,578,413	—	—	219,276	40,797,689
Corporate debt securities	1,079,832	—	(14)	1,799	1,081,617

Balance, end of period	$113,521,950	$—	$(44,467)	$524,440	$114,001,923

	As of September 30, 2022
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

GICs and Term deposits	$89,688,690	$—	$—	$316,960	$90,005,650
U.S. Treasury securities	11,149,053	—	(39,590)	39,720	11,149,183
Corporate debt securities	3,034,417	—	(19,076)	29,258	3,044,599
Commercial paper	5,961,597	—	—	—	5,961,597

Balance, end of period	$109,833,757	$—	$(58,666)	$385,938	$110,161,029

As of June 30, 2023, short-term investments have an aggregate fair market value of $114.0 million (September 30, 2022 – $110.2 million) were in an aggregate gross unrealized loss position of $44,467 (September 30, 2022 - $58,666). The Company considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. Accordingly, no allowance for credit losses has been recorded as of June 30, 2023 and no realized gains or losses on sales of short-term investments have been recorded through June 30, 2023.

5.     PREPAIDS

	June 30,	September 30,
	2023	2022

Prepaid insurance	$179,955	$1,611,516
Prepaid CMC and clinical expenses and deposits	181,835	181,835
Other deposits and prepaid expenses	326,382	22,275

Balance, end of period	$688,172	$1,815,626

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30,	September 30,
	2023	2022

Accounts payable	$2,050,602	$954,598
Accrued expenses	769,316	807,484
Accrued vacation	476,459	414,483

Balance, end of period	$3,296,377	$2,176,565

7.     OPERATING LEASE

Operating lease right-of-use assets
Balance, September 30, 2021	$308,286
Amortization	(91,340)

Balance, June 30, 2022	$216,946

Balance, September 30, 2022	$186,499
Amortization	(91,341)

Balance, June 30, 2023	$95,158

Operating lease liabilities
Balance, September 30, 2021	$330,970
Accretion	10,555
Lease payments	(99,384)

Balance, June 30, 2022	$242,141

Balance, September 30, 2022	$210,252
Accretion	5,821
Lease payments	(104,800)

Balance, June 30, 2023	$111,273

Operating lease liabilities with expected life of less than one year	$111,273
Operating lease liabilities with expected life greater than one year	$—

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At June 30, 2023, the Company’s incremental borrowing rate was 5.0% and the remaining lease term for the South San Francisco office was 11 months and Houston office was 1 month.

Accretion expense of $5,821 (2022 - $10,555) has been recorded in “financing costs” in the condensed consolidated interim statements of operations and comprehensive loss.

8.     SHAREHOLDERS’ EQUITY

Authorized

Unlimited common shares, without par value.

Unlimited preferred shares, without par value.

Omnibus incentive plans

The Company has adopted an omnibus incentive plan  (“Omnibus Plan”) consistent with the policies and rules of the Nasdaq. Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of June 30, 2023, the Company has not issued any instruments other than stock options under the Omnibus Plan.

As of June 30, 2023, the Omnibus Plan has a maximum of 8,410,907 common shares which may be reserved for issuance.

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

As of June 30, 2023, the ESPP has a maximum of 217,300 (2022 –236,598) common shares reserved for issuance. During the nine months ended June 30, 2023, the Company issued 19,298 shares (2022 –15,820) upon the exercise of Purchase Rights. Subsequent to June 30, 2023, the Company issued 8,464 shares for the exercise of Purchase Rights for the purchase period ending on June 30, 2023. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2023	2022	2023	2022

Research and development expense	$754	$3,650	$2,106	$15,783
General and administrative	42	6,152	536	13,109
	$796	$9,802	$2,642	$28,892

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2023	2022

Risk-free interest rate	3.47%	0.44%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	119.34%	93.66%
Dividend	—	—

Stock options

Pursuant to the Omnibus Plan, options may be granted with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board of Directors at its discretion. The options issued under the Stock Option Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2021	6,803,230	$5.20
Options granted	1,347,500	4.55
Options exercised	(72,910)	(4.41)
Options expired/forfeited	(175,759)	(3.60)

Balance, September 30, 2022	7,902,061	$5.13
Options granted	300,000	2.97
Options expired/forfeited	(51,787)	(5.03)

Balance outstanding, June 30, 2023	8,150,274	$5.05
Balance exercisable, June 30, 2023	6,058,158	$4.82
*	Options exercisable in Canadian dollars as of June 30, 2023 are translated at current rates to reflect the current weighted average exercise price in US dollars for all outstanding options.

At June 30, 2023, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.39	50,000	9.21
	$2.70	20,000	9.84
	$2.71	20,000	9.82
	$2.91	175,000	9.58
	$2.97	15,000	9.90
	$3.05	50,000	9.94
	$3.23	3,629,400	6.27
	$3.59	26,667	6.30
	$3.60	922,500	9.01
	$3.75	20,000	9.43
	$3.81	185,816	5.62
	$4.00	539,518	4.48
	$4.67	168,227	6.34
	$5.99	190,000	8.82
	$7.00	1,458,646	7.45
	$8.47	120,000	8.29
	$9.76	50,000	8.64
	$13.96	190,000	7.54
	$29.63	100,000	7.83
	$31.62	75,000	7.92
C$	4.90	124,500	3.88
C$	5.06	20,000	5.62
		8,150,274	6.93

Share-based compensation

During the nine months ended June 30, 2023, the Company granted a total of 300,000 (2022 –1,297,500) stock options with a weighted average fair value of $2.82 per option (2022 - $3.25).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the period ended June 30, 2023 and 2022 with allocations to its functional expense as follows:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2023	2022	2023	2022

Research and development expense	$598,867	$868,881	$2,138,866	$3,237,958
General and administrative	561,410	712,317	2,020,267	2,687,594
	$1,160,277	$1,581,198	$4,159,133	$5,925,552

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2023		2022

Risk-free interest rate	3.78%		2.72%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	186.50%		79.11%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2021 and September 30, 2022	3,234,750	$4.84
Warrants expired	(307,273)	(49.86)

Balance outstanding and exercisable, June 30, 2023	2,927,477	$0.11

At June 30, 2023, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants	Exercise Price	Expiry Date

7,477	$42.80	November 18, 2023
2,920,000	$0.0001	August 23, 2024
2,927,477

9.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at June 30, 2023 is $91,887 (September 30, 2022 - $81,225) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

10.    SEGMENTED INFORMATION

The Company works in one industry being the development of small molecule drugs for prostate cancer. The Company’s right of use assets are located in the USA.

11.    FINANCIAL INSTRUMENTS AND RISK

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables and accounts payable and accrued liabilities. The fair value of cash and cash equivalents, GICs and term deposists included in short-term investments, receivables and accounts payable and accrued liabilities approximates their carrying values due to their short term to maturity. The fair value of U.S. treasury securities, corporate debt securities and commercial paper included in short-term investments and the fair value of the money market funds included in cash equivalents are measured using Level 2 inputs based on standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers (Note 4).

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

As of June 30, 2023, cash and cash equivalents consisted of cash in Canada and the United States, money market funds in the United States and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2023, the Company had working capital of $149,882,729. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of June 30, 2023, the Company has cash and cash equivalents balances and short-term investments which are interest bearing. Interest income is not central to the Company’s capital management strategy and not significant to the Company’s projected operational budget. Interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars and Euro. The Company maintains its cash and cash equivalents in U.S. dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian dollar and U.S. dollar in relation to Canadian dollar held at June 30, 2023 would result in a fluctuation of $14,752 in the net gain recognized for the period. The Company does not currently engage in hedging activities.

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

According to the American Cancer Society, in the United States, prostate cancer is the second most frequently diagnosed cancer among men, behind skin cancer. Approximately one-third of all prostate cancer patients who have been treated for local disease with curative intent will subsequently have rising serum levels of PSA, which is an indication of recurrent disease with or without development of distant metastasis. Patients with recurrent disease as indicated by rising PSA usually undergo initial androgen ablation therapy using analogues of luteinizing hormone releasing hormone or surgical castration; this approach is termed “androgen deprivation therapy” (“ADT”). Most of these patients initially respond to ADT; however, many experience a recurrence in tumor growth despite the reduction of testosterone to castrate levels, and at that point are considered to have CRPC. Following diagnosis of CRPC, patients have been generally treated with antiandrogens that block the binding of androgens (darolutamide, enzalutamide, apalutamide or bicalutamide) to the AR, or inhibit synthesis of androgens (abiraterone). More recently, significant improvements in progression free survival and overall survival have been achieved by utilizing this latest generation of antiandrogens in combination with ADT earlier in the disease natural history (i.e., metastatic hormone-sensitive prostate cancer (“mHSPC”) and non-metastatic castration-resistant prostate cancer (“nmCRPC”)).

Since the mid-20th century, it has been recognized that the growth of prostate tumors is in large part mediated by an activated AR. Generally, there are three means of activating the AR. First, androgens, such as dihydrotestosterone can activate AR by binding to its LBD. Second, CRPC can be driven by variants of AR that lack an LBD, are constitutively activated, and consequently do not require androgen for activation. A third mechanism, of less certain clinical significance, may involve certain signaling pathways that activate AR independent of androgen activity. Generally, current drugs for the treatment of prostate cancer are directed against the first mechanism by either (i) interfering with the production of androgen, or (ii) preventing androgen from binding to the LBD. Over time, these approaches eventually fail due to mechanisms of resistance which involve the LBD end of the receptor, whether at the DNA (AR amplification or LBD mutations) or RNA level (emergence of AR splice variants). With respect to the development of alternative pathway mechanisms of AR activation, tumors may also become insensitive to antiandrogen activity. Finally, in patients who have been treated for years with various antiandrogen therapies, genomic changes may lead to additional, non-AR-related oncogenic drivers, also insensitive to inhibition of AR biology.

The Company believes that through their potential to block androgen-driven gene transcription by using a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current antiandrogens, the Aniten series of compounds hold the potential to be effective in cases where LBD-based mechanisms of resistance to second generation antiandrogens in otherwise AR-driven disease are operating. The results from both extensive preclinical studies and the initial clinical experience support the Company’s belief. In preclinical studies, the Aniten series of compounds has been observed to shrink AR-dependent prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation antiandrogens, such as enzalutamide. Plasma PSA level declines and increases in PSA doubling time as well as declines in circulating tumor DNA (“ctDNA”) and decreases in radiographic tumor measurements were observed in a subset of patients enrolled in the Phase 1 study of EPI-7386 as described below. Importantly with respect to the potential clinical application of NTD inhibition during the natural history of the disease, recent studies by the Company and its collaborators have also suggested the potential advantage for combinations of the Company’s Aniten compounds with currently approved antiandrogens to inhibit AR-driven biology more completely than AR inhibition from either end of the receptor alone. This hypothesis is supported by the clinical trial results obtained in recent years of the superior overall survival obtained in the mHSPC setting by combining ADT and the latest generation antiandrogens earlier in the course of the disease versus the administration of these two therapies sequentially.

While the potential importance of the NTD as a drug target has been appreciated for more than two decades, for technical reasons this has been a difficult target for therapeutic agent development. The NTD of the AR is flexible with a high degree of intrinsic disorder making it difficult for use in classic crystal structure-based drug design. The Company is not currently aware of any clinical-stage NTD AR inhibitors that are in development by other drug development companies. The nature of the highly specific binding of the Aniten compounds to the NTD, and the biological consequences of that binding, have been defined in scientific studies. The selectivity of the binding, based on in vivo imaging as well as in vitro studies, has been consistent with the favorable toxicological results observed in preclinical studies of the first-generation EPI-506 and the subsequent safety results observed in the Phase 1 trial of EPI-506. Subsequent to this trial and following the decision to pursue EPI-7386 as the Company’s lead product candidate, the Company completed a series of biophysical and biological studies revealing the interaction and binding of EPI-7386 to the NTD of the AR and previously presented these findings at medical conferences. See “Completed Phase 1 Clinical Study of EPI-506” and “Next generation Aniten molecules” below.

The incidence of both metastatic and non-metastatic CRPC continues to rise, according to the Global Cancer Observatory statistics for 2020, prostate cancer is estimated to be the second-most commonly diagnosed cancer among men with 1,414,259 new cases diagnosed worldwide and the fifth most common cause of male cancer death, with an estimated 577,522 deaths worldwide. According to the American Cancer Society, in 2023 an estimated 288,300 new cases of prostate cancer will be diagnosed in the U.S. and 34,700 men will die from the disease. Since 2014, the rate in the U.S. has increased by 3% per year overall and by about 5% per year for advanced-stage diagnoses. The Company believes that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company focused on patients who have failed second-generation antiandrogen therapies (i.e., abiraterone and/or lutamides) for the following reasons:

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

Furthermore, the Company believes that the successful Phase 1 clinical trial facilitates the study of the combination of EPI-7386 with second generation antiandrogens. The Company and its collaborators have developed preclinical in vitro and in vivo evidence supporting further evaluation of the combination of NTD inhibitors together with the LBD inhibiting antiandrogens. The Company believes that the application of two independent, complementary mechanisms of AR transcription inhibition may result in greater suppression of androgen activity and the delay or prevention of drug resistance. Recent progress in the clinical treatment of prostate cancer has resulted from the earlier utilization of antiandrogens in combination with classic ADT, consistent with the premise that more effective androgen suppression may yield clinical benefit. The Company believes that the introduction of NTD inhibitors such as EPI-7386 therefore has the potential to improve androgen suppression, delay the emergence of resistance, and result in improved clinical benefit.

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

Our Strategy

In developing possible therapeutics that involve binding to the NTD, the Company’s strategic approach involves:

●	completing the initial Phase 1 clinical development of EPI-7386 as a monotherapy treatment for patients with mCRPC, who are resistant to the current standard of care, to demonstrate the drug’s characteristics as a single agent as completely as possible, with regards to safety, tolerability, and efficacy together with detailed pharmacological and biological studies. The assessment of the clinical data will determine the Company’s clinical development of EPI-7386 as a single agent therapy and also as a combination therapy, whilst considering the impact of such treatment against the size of the patient population whose tumours have progressed and are prevalently driven by the AR pathway despite heavy pre-treatment of the latest generation antiandrogens;
●	combining Aniten compounds with second-generation antiandrogens in earlier lines of therapy. The Company, with industry partners, is conducting clinical trials of combinations of EPI-7386 and second-generation antiandrogens in patients with nmCRPC, mCRPC, mHSPC and neo-adjuvant prostate cancer surgical therapy in earlier lines of treatment; and
●	continuing preclinical studies including work on other Aniten molecules, NTD degraders, and other potential applications for AR-NTD inhibitors.

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

From this series of next-generation compounds, EPI-7386 was selected as the lead candidate for clinical development in mCRPC. An IND was submitted to the FDA on March 30, 2020 and was allowed by the FDA on April 30, 2020. A CTA was filed with Health Canada in April 2020 and clearance was subsequently received. Clinical testing of EPI-7386 single agent commenced in July 2020, and as a combination treatment with enzalutamide commenced in January 2022, allowing for accommodations to the planned timeline as a result of the impact of COVID-19 at clinical trial sites (see “Risk Factors - Risks Relating to COVID-19” in our Annual report on Form 10-K).

Advancing EPI-7386 through clinical development

Clinical Trial - EPI-7386-CS-001- Monotherapy Treatment

The Phase 1 clinical trial of EPI-7386 “Oral EPI-7386 in Patients With Castration-Resistant Prostate Cancer (EPI-7386)” is currently actively enrolling nmCRPC patients and mCRPC patients who are refractory to standard of care treatments at clinical sites in the U.S. and Canada (www.clinicaltrials.gov under identifier NCT04421222). In September 2021, the Company amended the protocol to allow testing in the Phase 1a for a 800 mg/day and 1200 mg/day dosages, administered as either 400 mg or 600 mg dosed twice daily, respectively. In addition, the protocol amendment focused further monotherapy development in less heavily pretreated patients with mCRPC, i.e., patients who have received a maximum of three prior approved systemic therapies for mCRPC, including at least one second-generation antiandrogen and excluded patients with visceral metastasis.

Part A Monotherapy - Phase 1a – Dose Escalation

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

Patients are currently being dosed at 600 mg QD and at 1,200 mg/day, administered as 600 mg dosed twice daily (BID), to enhance patient drug exposures, with each of these dose levels being cleared as safe and tolerable. The protocol amendments filed with the FDA in September 2021 and July 2022 allow for monotherapy development in less heavily pretreated patients (as described above) in whom the androgen receptor pathway is more likely to be the primary driver of tumor growth. The Company’s goal has been to establish, one or more doses/schedules to be tested in the expansion Phase 1b study in alignment with the FDA Project Optimus guidance, based on multiple inputs, including pharmacokinetic and biological observations, in addition to clinical experience. Two dose levels have been advanced to Phase 1b dose expansion testing: 600 mg QD and 600 mg BID.

Part A Monotherapy - Phase 1b  – Dose Expansion

The primary objective of Phase 1b is to further evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity (as measured by changes in tumor burden measured by imaging and changes in PSA levels over time) of EPI-7386 at 600 mg BID and 600 mg QD in a patient population enrolled under eligibility criteria similar to the one adopted for the Phase 1a with a focus on chemo-naïve mCRPC patients whose diseases have progressed after two lines of treatment including at least one line of second-generation antiandrogens. The 600 mg BID cohort of 12 patients has been fully enrolled and the 600 mg QD cohort of 12 patients is enrolling.

Demonstration of the safety and tolerability of EPI-7386 in the Phase 1a, together with clinical evidence for its mechanism of action and efficacy, were necessary to enable the study of patient populations with less advanced and less heavily pre-treated prostate cancer. The experience in the initial Phase 1a trial did provide evidence for both an antiandrogen biological effect as well as some efficacy. The biological characterization of these patients also demonstrated favourable safety profiles.

The Company’s preclinical data and other evidence suggest earlier patient populations are more homogeneously AR-driven, and the favorable safety profile demonstrated in the Phase 1a dose escalation trial justified the study of the combination of EPI-7386 with classic antiandrogens. As a result the Company, together with its collaborators, are conducting a series of clinical trials in this regard. The first Phase 1/2 study involves EPI-7386 evaluated in combination with enzalutamide in patients with mCRPC naïve to second generation antiandrogens. Additional clinical trials involving the combination of EPI-7386 with apalutamide, abiraterone acetate, or daralutamide are in various stages of implementation.

Combination studies – developing a new standard of care for the treatment of prostate cancer

An activated AR is required for the growth and survival of most prostate cancer. Unlike current antiandrogen therapies which can only inhibit full-length AR, NTD inhibition of AR-directed biology occurs both in full length AR and splice variant ARs. Therefore, the Company believes that the AR-NTD is an ideal target for next-generation antiandrogen hormone therapy. If ESSA’s product candidate is successful in treating CRPC patients, it is reasonable to expect that such clinical candidate may be effective in treating earlier stage patients. Preclinical studies suggest particular value to the use of Anitens in combination with the currently widely used second-generation antiandrogens. The Company is conducting clinical trials in line with this strategy.

Clinical Trial - EPI-7386-CS-010 - Combination Treatment

The Company has been running a Phase 1/2 study of EPI-7386 in combination with enzalutamide compared with enzalutamide alone in patients with mCRPC. Phase 1 of the study is a single-arm dose escalation study of EPI-7386 in combination with a fixed dose of enzalutamide.

A collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate EPI-7386 in combination with Astellas and Pfizer Inc.’s (“Pfizer”) AR inhibitor, enzalutamide, in patients with mCRPC was announced on February 24, 2021. ESSA is paying for and is operationally conducting this trial, with an initial Phase 1 dose equilibration followed by a randomized Phase 2 trial involving a planned 120 patients. The enzalutamide for this trial is supplied by Astellas. The first patient in this Phase 1/2 study was dosed in January 2022 and the safety, tolerability, pharmacokinetics, and initial PSA responses were originally reported in the June 2022 clinical update and in poster presentations at the Prostate Cancer

Foundation Retreat in October 2022 and the American Society of Clinical Oncology Genitourinary Cancers Symposium in February 2023. The clinical trial is a two part study; a Phase 1 dose equilibration stage followed by a Phase 2 open label randomized study. EPI-7386 is being evaluated at escalating does levels including 600 mg QD, 800 mg QD and 600 mg BID in combination with 120 mg and 160 mg enzalutamide in patients with mCRPC naïve to second generation antiandrogens.

Clinical Trial - EPI-7386-CS-001 - Combination Treatment

The first collaboration, with Janssen, to study in clinical trials the safety and potential benefit of combination of EPI-7386 with abiraterone acetate with prednisone as well as the combination of EPI-7386 with apalutamide in patients with mCRPC, was announced on January 13, 2021. Under the collaboration agreement with Janssen, Janssen would pay for and conduct a clinical trial with EPI-7386 and in separate cohorts each of their antiandrogens, apalutamide and abiraterone acetate. This combination trial was initiated in March 2022. Enrollment was suspended by Janssen in October 2022 due to operational recruitment challenges. ESSA has announced, on April 12, 2023, it had entered into a clinical trial support agreement with Janssen, with ESSA paying for and conducting a study of the combinations, in an earlier patient population, and Janssen supplying apalutamide and abiraterone acetate.

The Company’s most recent protocol amendment in June 2023, modifies the protocol design by adding combination treatment with second generation antiandrogens; specifically the amended protocol consists of two parts, a Part A Monotherapy study and a Part B Combination study. Part A has two phases, Phase 1a Dose Escalation and Phase 1b Dose Expansion, as discussed above, with Part B conducted in two cohorts, Cohort 1 evaluating EPI-7386 in combination with abiraterone acetate/prednisone for patients with mHSPC or mCRPC who receive abiraterone acetate/prednisone as part of their standard of care treatment and Cohort 2, previously the “window of opportunity cohort” evaluating single agent EPI-7386 for 12 weeks in patients with nmCRPC before apalutamide is added.

Part B Combination - Cohort 1 – Combination with abiraterone acetate/prednisone

The Company will evaluate the combination of EPI-7386 with abiraterone acetate/prednisone (AAP) in patients with mHSPC or mCRPC. AAP will be provided by Janssen Research & Development, LLC (“Janssen”) under a clinical trial support agreement as described above.

Part B Combination - Cohort 2 – Window of opportunity with clinical endpoints followed by combination with apalutamide

The primary objective of Cohort 2 is to assess the anti-tumor activity (as measured by changes of PSA over time) of EPI-7386 administered at 600 mg BID for a limited window of time (up to 12 weeks before patients start standard of care therapy) in nmCRPC patients whose disease is unperturbed by previous second-generation antiandrogen therapies or chemotherapy. Following the dosage of EPI-7386 as a single agent after the 12 week window, the Company will evaluate the combination of EPI-7386 with apalutamide. Apalutamide will be provided by Janssen under the same clinical trial support agreement.

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

In addition to the agreements announced with Pfizer, and Janssen, a third collaboration has been announced with Bayer, Bayer will pay for and conduct a Phase 1/2 clinical trial with EPI-7386 to evaluate EPI-7386 in combination with darolutamide in earlier line mCRPC patients and ESSA would provide EPI-7386 for the combination trial being conducted by Bayer. This clinical trial has not yet been initiated. The Company continues to evaluate potential collaborations that could enhance the value of its prostate cancer program and allow it to leverage the expertise of such strategic collaborators such as those with Janssen, Astellas, and Bayer.

Preclinical Development of Anitens, Degraders, and other indications

As part of the continued preclinical work on Aniten compounds, the Company has also studied NTD degraders and presented data for its first generation of AR ANITAC NTD degraders at the AACR annual meeting on April 10, 2022 in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models”. The Company continues to design and test additional NTD degraders utilizing different degradation modalities. The Company continues preclinical work on other emerging potential clinical applications for NTD inhibitors.

Recent Developments

The Company has presented preclinical and clinical scientific data relative to EPI-7386 in a number of presentations at scientific meetings and other forums and announced other corporate developments.

2023

On June 6, 2023, the Company appointed Lauren Merendino to its Board of Directors (the “Board”).

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

On February 16 - 19, 2023 the Company presented analyses of initial clinical data from two Phase 1 studies of EPI-7386 in patients with mCRPC at the American Society of Clinical Oncology Genitourinary Cancers Symposium. The Company presented an update to the Phase 1 monotherapy study demonstrating that EPI-7386 single agent was safe, well tolerated up to a daily dose of 1200 mg (600 mg BID), achieved target clinical exposures and showed preliminary signals of anti-tumor acvity in heavily-pretreated mCRPC patients. The second poster presented preliminary results to the Phase1/2 trial of EPI-7386 in combination with Astellas and Pfizer’s AR inhibitor, enzalutamide. Ten patients had been enrolled in the first three cohorts: three in cohort 1 (600 mg QD EPI-7386 and 120 mg QD enzalutamide), four in cohort 2 (800 mg QD EPI-7386 and 120 mg QD enzalutamide) and three in cohort 3 (600 mg BID EPI-7386 and 120 mg QD enzalutamide). At that time, the DLT period had not cleared for cohort 3. The first 2 cohorts that did clear the DLT period, no DLTs were observed, and the safety profile was consistent with second-generaton antiandrogens (e.g., Grade 1 or 2 AEs of fague and hot flushes). Pharmacokinetic results from cohorts 1 and 2 had demonstrated that enzalutamide exposure was minimally impacted by EPI-7386, while, as expected, EPI-7386 exposure was reduced by approximately 60% by enzalutamide (a well established CYP3A4 inducer). The observed EPI-7386 exposures remained in the clinically relevant range suggested by pre-clinical xenograph studies. Five out of six evaluable patients enrolled in the first two cohorts showed a PSA decrease >90% regardless of the patients previous chemotherapy status, and four out of six evaluable patients PSA levels reached < 0.2 ng/mL. All five patients that experienced biochemical responses showed stable disease by imaging.

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

On September 13, 2022, the Company appointed Philip Kantoff to the Board.

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

Future Clinical Development Program

Phase 2/3 Clinical Trial Design for treating CRPC patients

Single Agent Development

Depending on the results of the Phase 1 study, a Phase 2 single arm clinical trial evaluating the activity of EPI-7386 single agent in a larger group of biologically-characterized mCRPC patients might be conducted. While the decision as to whether or not to conduct such a trial has not been formally reached, embarking on the conduct of such a trial will depend on several considerations. The considerations related to the decision to conduct such a trial relate to the company’s ability to identify those patients who, having progressed on one or another late generation antiandrogen, have tumors which are still predominantly AR-driven, as well as the size of that patient population. Our experience during the conduct of the Phase 1 dose escalation trial has revealed that many such patients will have tumors driven predominantly by other oncogenic drivers. Those patients whose tumors remain predominantly AR-driven are the population most likely to benefit clinically from Aniten therapy, and the size of this population will weigh in the decision as to whether or not to pursue a single agent registration strategy.

In order to ultimately obtain full single agent regulatory approval, the Company expects that at least one Phase 3 clinical trial would be required, most likely in patients similar to the population of mCRPC patients who will have been enrolled in the planned Phase 1/2 clinical trial. However, the results of the Phase 1/2 clinical trial may also suggest modification of the initial patient population based on anti-tumor response and biomarker assessment. In a Phase 3 clinical trial, the key end-point is expected to be progression-free survival or overall survival relative to patients receiving the standard of care. It is expected that such a Phase 3 clinical trial would be conducted at numerous sites around the world.

Combination Therapy Development

The wealth of preclinical data developed by the Company, as well as the continued emergence of evidence that while earlier stages of prostate cancer are more homogeneously AR pathway driven, the later stages of the disease are much more biologically complex. The Company is conducting the combination of EPI-7386 with current antiandrogens in earlier patients as reflected in several clinical trial collaborations established with leading pharmaceutical companies. Following demonstration of the practical ability to combine EPI-7386 with each of these antiandrogens, further clinical development will require conduct of randomized clinical trials in earlier patient populations (potentially ranging from newly-diagnosed through non-metastatic and metastatic hormone-sensitive or pre-latest generation antiandrogen CRPC populations).

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

Currently approved therapies include:

GENERIC/PROGRAM NAME	BRAND NAME	COMPANY NAME(S)	STAGE
Enzalutamide	Xtandi	Astellas and Pfizer	Marketed
Abiraterone acetate	Zytiga	Johnson & Johnson	Marketed
Abiraterone acetate	Yonsa	Sun Pharma	Marketed
Sipuleucel-T	Provenge	Valeant	Marketed
Docetaxel	n/a	Sanofi and various	Marketed
Cabazitaxel	Jevtana	Sanofi	Marketed
Radium-233	Xofigo	Bayer	Marketed
Apalutamide (ARN-509)	Erleada	Johnson & Johnson	Marketed
Darolutamide	Nubeqa	Bayer	Marketed
Pembrolizumab	Keytruda	Merck	Marketed
Olaparib	Lynparza	AstraZeneca	Marketed
Rucaparib	Rubraca	Clovis Oncology	Marketed
Vipivotide tetraxetan	Pluvicto	Novartis	Marketed
Talazaparib (w/ enzalutamide)	Talzenna	Pfizer	Marketed

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

As of July 2023, ESSA owns rights to 66 issued patents, including 17 issued U.S. patents, that are in force and cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues. As of July 2023, 6 of these issued patents cover the EPI-7386 compound and are expected to provide protection until the expiration dates, ranging from 2036 to 2042. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the Aniten next-generation NTD inhibitors, with expected expiration dates between 2036 to 2042.

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

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of June 30, 2023:

	For the Quarters Ended
	June 30,	March 31,	December 31,	September 30,
	2023	2023	2022	2022
Research and development expense	$6,271,186	$4,480,863	$5,344,250	$4,351,494
General and administration	2,639,381	3,730,692	2,519,119	2,769,678
Comprehensive loss	(7,256,184)	(7,119,354)	(6,712,455)	(6,330,969)
Basic and diluted loss per share	(0.17)	(0.16)	(0.15)	(0.14)
Cash and cash equivalents	38,466,991	44,300,677	51,220,602	57,076,475
Short-term investments	114,001,923	112,743,037	111,850,895	110,161,029
Total assets	153,650,198	158,504,040	165,003,340	169,505,295
Long-term liabilities	-	19,777	48,274	76,418
Working capital	149,882,729	155,967,246	161,652,689	166,748,942

	For the Quarters Ended
	June 30,	March 31,	December 31,	September 30,
	2022	2022	2021	2021
Research and development expense	$6,394,534	$7,649,459	$6,019,759	$6,273,052
General and administration	2,895,542	3,817,370	3,062,170	2,942,432
Comprehensive loss	(8,829,694)	(10,903,335)	(9,097,919)	(8,559,499)
Basic and diluted loss per share	(0.20)	(0.25)	(0.21)	(0.19)
Cash and cash equivalents	67,868,096	86,235,830	121,058,121	137,825,024
Short-term investments	106,727,807	94,782,609	68,141,166	57,102,159
Total assets	175,660,846	182,609,005	191,486,181	198,165,818
Long-term liabilities	111,273	145,268	288,971	230,603
Working capital	171,150,678	178,353,354	187,291,085	193,668,414

ESSA has never been profitable and has incurred net losses since inception. ESSA’s comprehensive losses were $21,087,993 and $28,830,948 for the nine months ended June 30, 2023, and 2022 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations for the Nine Months Ended June 30, 2023 and 2022

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $21,087,993 for the nine months ended June 30, 2023 compared to a comprehensive loss of $28,830,948 for the nine months ended June 30, 2022. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

Research and development expense included the following major expenses by nature:

	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Preclinical and data analysis	$1,558,497	$1,869,023	$4,765,110	$6,045,555
Clinical	2,227,057	1,756,983	4,230,255	3,731,044
Share-based payments	599,621	872,531	2,140,972	3,253,741
Salaries and benefits	704,635	369,690	2,017,145	1,516,507
Manufacturing	697,817	991,201	1,810,716	3,970,564
Legal patents and license fees	265,537	344,118	542,537	853,700
Consulting	130,925	66,358	320,038	418,740
Travel and other	59,362	106,782	119,600	117,798
Other	27,735	17,848	87,152	73,618
Royalties	-	-	62,774	82,485
Total	$6,271,186	$6,394,534	$16,096,299	$20,063,752

The overall research and development expense for the nine months ended June 30, 2023 was $16,096,299 compared to $20,063,752 for the nine months ended June 30, 2022. R&D expense in the nine month periods ended June 30, 2023 and 2022 reflects the ongoing clinical trial of EPI-7386 which commenced in July 2020.

Preclinical and data analysis costs of $4,765,110 (2022 – $6,045,555) were generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trial related to the Phase 1 study and work on preclinical pipeline and Anitac compounds.

Clinical costs of $4,230,255 (2022 - $3,731,044) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the Phase 1 clinical trial of EPI-7386.

The share-based payments expense of $2,140,972 (2022 - $3,253,741), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits have increased to $2,017,145 (2022 - $1,516,507) as a result of an increased number of preclinical and clinical staff.

Manufacturing costs of $1,810,716 (2022 - $3,970,564) includes amount for cGMP manufacturing of EPI-7386 drug supply to support the ongoing clinical trial as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of EPI-7386.

Legal patents and license fees for the period totaled $542,537 (2022 - $853,700). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

Consulting costs were $320,038 for the nine months ended June 30, 2023 (2022 - $418,740) relating to contract project management services.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended		Nine months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Salaries and benefits	$756,993	$872,863	$3,483,710	$3,021,159
Share-based payments	561,452	718,469	2,020,803	2,700,703
Insurance	476,654	482,080	1,400,414	1,448,983
Professional fees	511,283	198,411	846,213	724,153
Investor relations	129,768	117,960	483,995	454,646
Office, insurance, IT and communications	174,360	117,087	417,835	414,620
Director fees	98,167	84,750	288,667	254,250
Regulatory fees and transfer agent	25,188	53,211	168,199	192,363
Travel and other	76,540	72,637	164,072	109,215
Rent	1,967	1,120	6,786	8,027
Consulting and subcontractor fees	-	41,235	-	185,292
Amortization/(Accretion)	(172,991)	135,719	(391,502)	261,671
Total	$2,639,381	$2,895,542	$8,889,192	$9,775,082

The overall general and administration expense was $8,889,192 for the nine months ended June 30, 2023 compared to $9,775,082 for the nine months ended June 30, 2022 and includes non-cash expense related to share-based payments of $2,020,803 (2022 - $2,700,703).  This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits have increased to $3,483,710 (2022 - $3,021,159) as a result of an increased number of corporate staff.

Insurance expense of $1,400,414 (2022 - $1,448,983) relates to the cost of insurance coverage for directors and officers of the Company.

Professional fees of $846,213 (2022 - $724,153) were incurred for legal and accounting services in conjunction with ongoing corporate activities.

Director fees of $288,667 (2022 - $254,250) were incurred for remuneration paid to directors for their membership on the Board based on an annual fee structure.

Three months ended June 30, 2023 and 2022

The Company incurred a comprehensive loss of $7,256,184 for the three months ended June 30, 2023 compared to a comprehensive loss of $8,829,694 for the three months ended June 30, 2022. The detailed changes in research and development and general and administration expenses for the three months ended June 30, 2023 and 2022 are included in the tables above.

Research and development expenses were $6,271,186 (2022 - $6,394,534) for the three months ended June 30, 2023; the Company’s research and development investment continued with the ongoing clinical trial of EPI-7386. Clinical costs of $2,227,057 (2022 - $1,756,983) and ongoing preclinical costs and data analysis costs of $1,558,497 (2022 - $1,869,023) support the clinical trial and associated analysis. Manufacturing costs of $697,817 (2022 - $991,201) reflect the ongoing production of EPI-7386 and have decreased following initial production loads and the narrowing of dosage parameters.

General and administration expenses were $2,639,381 (2022 - $2,895,542) for the three months ended June 30, 2023. Professional fees of $511,283 (2022 - $198,411) were incurred for legal and accounting services in conjunction with ongoing corporate activities. Salaries and benefits of $756,993 (2022 - $872,863) for the three months ended June 30, 2023 were paid to senior management and employees during the period. Directors’ fees of $98,167 (2022 - $84,750) are paid to directors for their membership on the Board based on an annual fee structure.

Share-based payments for research and development team members were $599,621 (2022 - $872,531) and for general and administrative key management and personnel were $561,452 (2022 – $718,469). Share-based payments expense is non-cash and is estimated under the Black-Scholes method and expensed relative to vesting conditions for the underlying stock options.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of June 30, 2023, the Company has working capital of $149,882,729 (September 30, 2022 - $166,748,942). Operational activities during the three months ended June 30, 2023 were financed mainly by proceeds from the financings completed in July 2020 and February 2021. At June 30, 2023, the Company had available cash reserves and short-term investments of $152,468,914 (September 30, 2022 - $167,237,504) to settle current liabilities of $3,407,650 (September 30, 2022 - $2,310,399). At June 30, 2023, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

Outstanding Share Data

As of August 8, 2023, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 44,100,838 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of August 8, 2023, we had 2,927,477 common shares issuable pursuant to 2,927,477 common share purchase warrants pursuant to full cash exercise, 6,267,496 common shares issuable pursuant to 6,267,496 exercisable outstanding stock options, 1,882,778 common shares issuable pursuant to 1,882,778 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2023. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2023, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

Dated: August 8, 2023

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer