Form 10-K
period 2023-09-30
ESSA Pharma Inc.
filed 2023-12-12
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2023

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes ☐ No ☒

The aggregate market value of the voting and non-voting Common Shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s Common Shares on the last business day of its most recently completed second fiscal quarter, as reported on the Nasdaq was approximately $78.8 million.

The number of outstanding Common Shares of the registrant, no par value per share, as of December 11, 2023, was 44,142,088.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission (the “SEC”) subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2023.

ESSA PHARMA INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	our ability to advance our product candidate and potential future product candidates through, and successfully complete, clinical trials;
●	our ability to recruit sufficient numbers of patients for future clinical trials, and the benefits expected therefrom;
●	our ability to establish and maintain relationships with collaborators with acceptable development, regulatory and commercialization expertise and the benefits to be derived from such collaborative efforts;
●	our ability to obtain funding for operations, including research funding, and the timing and potential sources of such funding;
●	the initiation, timing, cost, location, progress and success of, strategy and plans with respect to our research and development programs (including research programs and related milestones with regards to next-generation drug candidates and compounds), preclinical studies and clinical trials;
●	the therapeutic benefits, properties, effectiveness, pharmacokinetic profile and safety of our product candidate and potential future product candidates, if any, including the expected benefits, properties, effectiveness, pharmacokinetic profile and safety of our next-generation Aniten compounds;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	developments relating to our competitors and our industry, including the success of competing therapies that are or may become available;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	sales of our Common Shares, no par value (the “Common Shares”) under the Open Market Sale AgreementSM between the Company and Jefferies LLC, effective November 3, 2023 (the “ATM Sales Agreement”);
●	our intended use of proceeds from past and future offerings of our securities;
●	the implementation of our business model and strategic plans, including strategic plans with respect to patent applications and strategic collaborations and partnerships;
●	our ability to identify, develop and commercialize product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	whether we will receive, and the timing and costs of obtaining, regulatory approvals in the United States, Canada and other jurisdictions;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidate and potential future product candidates, if any;
●	our ability to maintain operations, development programs, preclinical studies, clinical trials and raise capital as a result of global macroeconomic factors including inflation, supply chain issues and any current or future impact related to widespread health concerns, pandemics, or epidemic, and other outbreaks of illness;

●	the rate and degree of market acceptance and clinical utility of our potential future product candidates, if any;
●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals for our product candidate and potential future product candidates, if any;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to grow our business;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures; and
●	estimates of our financial condition, expenses, future revenue, capital requirements and our need for additional financing and potential sources of capital and funding.

Such statements reflect our current views with respect to future events, are subject to risks and uncertainties and are necessarily based upon a number of estimates and assumptions that are inherently subject to significant medical, scientific, business, economic, competitive, political and social uncertainties and contingencies. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including those described under “Risk Factors”. All forward-looking statements included in this Annual Report on Form 10-K, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include, but are not limited to:

●	our ability to conduct clinical studies involving our product candidate and to identify any future product candidates;
●	our ability to obtain regulatory and other approvals to commence clinical trials involving any future product candidates;
●	our ability to obtain positive results from research and development activities, including clinical trials;
●	the availability of sufficient financing on reasonable terms;
●	our ability to obtain required regulatory approvals;
●	our ability to protect patents and proprietary rights;
●	our ability to successfully out-license or sell future products, if any, and in-license and develop new products;
●	the absence of material adverse changes in our industry or the global economy;
●	our ability to attract and retain key personnel;
●	our continued compliance with third-party license terms and non-infringement of third-party intellectual property rights;
●	our ability to maintain good business relationships with our strategic partners; and
●	our ability to understand and predict market competition.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our Common Shares speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in this Annual Report. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A. “Risk Factors” in this Annual Report as part of your evaluation of an investment in our Common Shares. Important factors that could cause such differences include, among other things, the following:

●	risks related to clinical trial development and our ability to conduct the clinical trial of our product candidate and the predictive value of our current or planned clinical trials;
●	risks related to our future success being dependent primarily on identification through preclinical studies, clinical studies, regulatory approval for commercialization of a single product candidate;
●	risks related to our license agreement with third parties;
●	uncertainty related to our ability to obtain required regulatory approvals for our proposed products;
●	risks related to the Company’s ability to conduct a clinical trial or submit a future NDA/NDS or IND/CTA (each, as defined herein);
●	risks related to our ability to successfully commercialize future product candidates;
●	risks related to the possibility that our product candidate and potential future product candidates, if any, may have undesirable side effects when used alone or in combination with other drugs;
●	risks related to our ability to enroll subjects in clinical trials;
●	risks that the FDA may not accept data from trials conducted in locations outside the United States;
●	risks related to our ongoing obligations and continued regulatory review;
●	risks related to potential administrative or judicial sanctions;
●	the risk of increased costs associated with prolonged, delayed or terminated clinical trials;
●	risks related to clinical trials being conducted by third parties under collaboration and clinical supply agreements, including combination studies, using the Company’s product candidate, studies which the Company may not control, and ensuing reputational risk related to clinical trial results;
●	the risk that third parties may not carry out their contractual duties or terminate the relationship;
●	risks related to our lack of experience manufacturing product candidates on a large clinical or commercial scale and our lack of manufacturing facility;
●	risks inherent in foreign operations, including related to foreign sourced raw materials, manufacturing or clinical trials;
●	risks related to disruptions in domestic and foreign supply chains that the Company relies on for the production and shipment of raw materials and clinical trial materials;
●	risks related to our failure to obtain regulatory approval in international jurisdictions;
●	risks related to recently enacted and future legislation in the United States and internationally that may increase the difficulty and cost for us to obtain marketing approval of, and commercialize, our product candidate and potential future products, if any, and affect the prices we may obtain;
●	risks related to new legislation, new regulatory requirements, and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare;
●	uncertainty as to our ability to raise additional funding;
●	risks related to our ability to raise additional capital on favorable terms and the impact of dilution from incremental financing;
●	risks of a deemed default on any residual obligations of the agreement providing for the CPRIT Grant and having to reimburse all of the CPRIT Grant, if such deemed default is not waived by CPRIT;
●	risks related to our incurrence of significant losses in every quarter since inception and our anticipation that it will continue to incur significant losses in the future;
●	risks related to our limited operating history;
●	risks related to our reliance on proprietary technology;
●	risks related to our ability to protect our intellectual property rights throughout the world;
●	risks related to claims by third parties asserting that we, or our employees, contractors or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our intellectual property;
●	risks related to our ability to comply with governmental patent agency requirements in order to maintain patent protection;
●	risks related to computer system failures or security breaches and increasing cyber threats;
●	risks related to business disruptions that could seriously harm our future revenues and financial condition and increase our costs and expenses;
●	risks related to our ability to attract and maintain highly qualified personnel;

●	risks relating to the possibility that third-party coverage and reimbursement and health care cost containment initiatives and treatment guidelines may constrain our future revenues;
●	risks related to potential conflicts of interest between us and our directors and officers;
●	risks related to competition from other biotechnology and pharmaceutical companies;
●	risks related to movements in foreign currency exchange rates, interest rates and rate of inflation;
●	risks related to our ability to convince public payors and hospitals to include our product candidate and potential future products, if any, on their approved formulary lists;
●	risks related to our ability to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements;
●	risks related to our ability to manage growth;
●	risks related to our ability to achieve or maintain expected levels of market acceptance for our products;
●	risks related to our ability to realize benefits from acquired businesses or products or form strategic alliances in the future;
●	risks related to collaborations with third parties;
●	risks that employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation;
●	risks related to product liability lawsuits;
●	risks related to compulsory licensing and/or generic competition;
●	risks related to the costs of and management time devoted to operating as a public company;
●	risks related to being a smaller reporting company;
●	risks related to the possibility that laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and Canada and require us to develop and implement costly compliance programs;
●	risks related to laws that govern fraud and abuse and patients’ rights;
●	risks related to our ability to comply with environmental, health and safety laws and regulations;
●	risks related to us being a “passive foreign investment company”;
●	risks related to United States investors’ ability to effect service of process or enforcement of actions against us;
●	risks related to market price and trading volume volatility;
●	risks related to our dividend policy;
●	risks associated with future sales of our securities;
●	risks related to our ability to maintain an active trading market for the Company's Common Shares;
●	risks related to widespread health concerns, pandemics, or epidemics and other outbreaks of illness;
●	risks related to our ability to implement and maintain effective internal controls;
●	risks related to provisions in our charter documents and Canadian law affecting corporate governance; and
●	risks related to analyst coverage.

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

We express all amounts in this Annual Report on Form 10-K in U.S. dollars, except where otherwise indicated. References to “$” and “US$” are to U.S. dollars and references to “C$” are to Canadian dollars. Except as otherwise indicated, references in this Annual Report on Form 10-K to “ESSA,” “the Company,” “we,” “us” and “our” refer to ESSA Pharma Inc. and its subsidiary.

PART I

Item 1.	Business

Overview

ESSA is a clinical stage pharmaceutical company, focused on developing novel therapies for the treatment of prostate cancer with a primary focus on patients whose disease is still predominantly driven by the androgen axis. ESSA’s development of proprietary small molecule inhibitors of the N-terminal domain (“NTD”) of the androgen receptor (“AR”) is focused on the treatment of these patients in combination with second-generation antiandrogen drugs such as abiraterone, enzalutamide, apalutamide, and darolutamide. The Company believes its latest series of investigational compounds, including its product candidate masofaniten (formerly known as EPI-7386), have the potential to significantly expand the interval of time in which patients with earlier stage prostate cancer can benefit from anti-hormone-based therapies. Specifically, the compounds are designed to disrupt the androgen receptor AR signaling pathway, the primary pathway that drives prostate cancer growth and prevent AR activation through selective binding to the NTD of the AR. In this respect, the Company’s compounds differ mechanistically from classical non-steroid antiandrogens. These classic antiandrogens interfere either with androgen synthesis (i.e., abiraterone), or with the binding of androgens to the ligand-binding domain (“LBD”), located at the opposite end of the receptor from the NTD (i.e., “lutamides”). A functional NTD is essential for the functionality of the AR; blocking the NTD inhibits AR-driven transcription and therefore androgen-driven biology.

The Company believes that the transcription inhibition mechanism of its preclinical compounds is unique and has the potential advantage of bypassing several of the identified mechanisms of resistance to the antiandrogens currently used in the treatment of castration-resistant prostate cancer (“CRPC”). The Company has been granted by the United States Adopted Names (“USAN”) Council a unique USAN stem “-Aniten” to recognize this new first-in-class mechanistic class. The Company refers to this series of proprietary investigational compounds as the “Aniten” series. In preclinical studies, blocking the NTD has demonstrated the capability to prevent AR-driven gene expression. A previously completed Phase 1 clinical trial of ESSA’s first-generation agent, ralaniten acetate (“EPI-506”) administered to patients with metastatic CRPC (“mCRPC”) refractory to current standard of care therapies demonstrated prostate-specific antigen (“PSA”) declines, a sign of inhibition of AR-driven biology. This inhibition, however, was neither deep nor sustained enough to confer clinical benefit and the Company made the decision to develop a more potent next generation drug which would also have a longer half-life.  The Company has done so and is now in clinical trial with this next generation Aniten, masofaniten (EPI-7386), focusing on the treatment of earlier stage, more homogeneously androgen-driven tumors, in combination with one or another of the current latest generation classic antiandrogens.

According to the American Cancer Society, in the United States, prostate cancer is the second most frequently diagnosed cancer among men, behind skin cancer. Approximately one-third of all prostate cancer patients who have been treated for local disease with curative intent will subsequently have rising serum levels of PSA, which is an indication of recurrent  disease with or without development of distant metastasis. Patients with recurrent disease as indicated by rising PSA or nodal or bone metastasis usually undergo initial androgen ablation therapy using analogues of luteinizing hormone releasing hormone or surgical castration; this approach is termed “androgen deprivation therapy” (“ADT”). Most of these patients initially respond to ADT; however, many experience a recurrence in tumor growth despite the reduction of testosterone to castrate levels, and at that point are considered to have CRPC. Following diagnosis of CRPC, patients have been generally treated with antiandrogens that block the binding of androgens (enzalutamide) to the AR, or inhibit synthesis of androgens (abiraterone). More recently, significant improvements in progression free survival and overall survival have been achieved by utilizing this latest generation of antiandrogens in combination with ADT earlier in the disease natural history (i.e., metastatic hormone-sensitive prostate cancer (“mHSPC”) and non-metastatic castration-resistant prostate cancer (“nmCRPC”)).

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

The Company believes that through their potential to block androgen-driven gene transcription by using a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current antiandrogens, the Aniten series of compounds hold the potential to be effective in cases where LBD-based mechanisms of resistance to second generation antiandrogens in otherwise AR-driven disease are operating. The results from both extensive preclinical studies and the initial clinical experience support the Company’s belief. In preclinical studies, the Aniten series of compounds has been observed to shrink AR-dependent prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation antiandrogens, such as enzalutamide. Plasma PSA level declines and increases in PSA doubling time as well as declines in circulating tumor DNA and decreases in radiographic tumor measurements were observed in a subset of patients enrolled in the Phase 1 study of masofaniten (EPI-7386) as described below.  Importantly with respect to the potential clinical application of NTD inhibition during the natural history of the disease, recent studies by the Company and its collaborators have also suggested the potential advantage for combinations of the Company’s Aniten compounds with currently approved antiandrogens to inhibit AR-driven biology more completely than AR inhibition from either end of the receptor alone. This hypothesis is supported by the clinical trial results obtained in recent years of the superior overall survival obtained in the hormone-sensitive prostate cancer (“HSPC”) setting by combining ADT and latest generation antiandrogens earlier in the course of the disease versus the administration of these two therapies sequentially.

While the potential importance of the NTD as a drug target has been appreciated for more than two decades, for technical reasons this has been a difficult target for therapeutic agent development.  The NTD of the AR is flexible with a high degree of intrinsic disorder making it difficult for use in classic crystal structure-based drug design. The Company is not currently aware of any clinical-stage NTD AR inhibitors that are in development by other drug development companies. The nature of the highly specific binding of the Aniten compounds to the NTD, and the biological consequences of that binding, have been defined in scientific studies. The selectivity of the binding, based on in vivo imaging as well as in vitro studies, has been consistent with the favorable toxicological results observed in preclinical studies of the first-generation EPI-506 and the subsequent safety results observed in the Phase 1 trial of EPI-506.  Subsequent to this trial and following the decision to pursue masofaniten (EPI-7386) as the Company’s lead product candidate, the Company completed a series of biophysical and biological studies revealing the interaction and binding of masofaniten (EPI-7386) to the NTD of the AR and presented these findings at several medical conferences in 2021.  See “Completed Phase 1 Clinical Study of EPI-506” and “Next generation Aniten molecules” below.

The incidence of both metastatic and non-metastatic CRPC continues to rise. Using a dynamic progression model, Scher et al.1 projected a 2020 incidence of 546,955 and prevalence of 3,072,480. The Company believes that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company focused on patients who have failed second-generation antiandrogen therapies (i.e. abiraterone and/or lutamides) for the following reasons:

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

The Company believes that the demonstration of favorable safety and tolerability in the initial Aniten Phase 1 clinical trial, together with the compelling preclinical rationale, enabled and emphasized the importance of the study of the combination of masofaniten (EPI-7386) with second-generation antiandrogens. Furthermore, the Company believes that this application of two independent, complementary mechanisms of AR transcription inhibition may result in greater suppression of androgen activity and the delay or prevention of drug resistance. Recent progress in the clinical treatment of prostate cancer has resulted from the earlier utilization of antiandrogens in combination with classic ADT, consistent with the premise that more effective androgen suppression may yield clinical benefit. The Company believes that the introduction of NTD inhibitors, such as masofaniten (EPI-7386), therefore has the potential to improve androgen suppression, delay the emergence of resistance, and result in improved clinical benefit.

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

The Investigational New Drug (“ IND”) application to the FDA for EPI-506, to begin a Phase 1 clinical trial was allowed in September 2015, with the first clinical patient enrolled in November 2015. The Company’s Clinical Trial Application (“CTA”) submission to Health Canada was subsequently also cleared. Based on allometric scaling, an initial dose level of EPI-506 of 80 mg was determined. However, following the enrollment of the initial cohorts, it became apparent that EPI-506 exposure was much lower in humans than projected. EPI-506 dosing was escalated aggressively to allow patients in the clinical study greater exposure to the drug. The highest dose patients ultimately received was 3600 mg of EPI-506, administered in a single dose or split into two doses daily. The initial data from the Phase 1 clinical trial was presented at the European Society of Medical Oncology meeting in September 2017.

1Scher HI, Solo K, Valant J, Todd MB, Mehra M (2015) Prevalence of Prostate Cancer Clinical States and Mortality in the United States: Estimates Using a Dynamic Progression Model. PLoS ONE 10(10): e0139440. doi:10.1371/journal.pone.013944

Conducted at five sites in the United States and Canada, the open-label, single-arm, dose-escalation study evaluated the safety, pharmacokinetics, maximum-tolerated dose and anti-tumor activity of EPI-506 in men with end-stage mCRPC who had progressed after prior enzalutamide and/or abiraterone treatment and who may have received one prior line of chemotherapy. Twenty-eight patients were available for analysis, with each patient having received four or more prior therapies for prostate cancer at the time of study entry. Patients self-administered oral doses of EPI-506 ranging from 80 mg to 3600 mg, with a mean drug exposure of 85 days (range of eight to 535 days). Four patients underwent prolonged treatment (with a median of 318 days, and a range of 219 to 535 days at data cut-off), following intra-patient dose escalation. PSA declines, a measure of potential efficacy, ranging from 4% to 37% were observed in five patients, which occurred predominantly in the higher dose cohorts (≥1280 mg).

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

Although the Company believes that the safety results and possible signs of anti-tumor activity observed at higher dose levels support the concept that inhibiting the AR-NTD may provide a clinical benefit to mCRPC patients, the pharmacokinetic and metabolic studies revealed the limitations of the first generation agent EPI-506.  Through its discovery research, the Company had concluded that it should be feasible to develop a next generation of NTD inhibitor which would demonstrate greater potency, reduced metabolism and other improved pharmaceutical properties. As a result, the Company announced on September 11, 2017, its decision to discontinue the further clinical development of EPI-506 and to implement a corporate restructuring plan to focus research and development resources on its next-generation Anitens targeting the AR-NTD. This next generation aniten compound includes significantly more potent drugs designed to exhibit increased resistance to metabolism and therefore a longer predicted circulating half-life. The Company’s lead product candidate masofaniten (EPI-7386) has demonstrated these and other favorable characteristics in extensive preclinical characterization and clinical studies which the Company has presented in a series of poster presentations at scientific meetings.

Next generation Aniten molecules

The Company’s family of next-generation investigational Aniten compounds incorporate multiple chemical scaffold changes to the first-generation drugs which in preclinical studies retain NTD inhibition of the AR. In addition, they have shown improvement in a range of attributes when compared to the first-generation compound, EPI-506, in preclinical studies. In in vitro assays measuring inhibition of AR transcriptional activity, these product candidates demonstrated 20 times higher potency than EPI-506 or its active metabolite, EPI-002. In addition, the compounds have demonstrated increased metabolic stability in preclinical studies, suggesting the potential for longer half-lives in humans. Lastly, the compounds have demonstrated more favorable pharmaceutical properties relative to EPI-506. The Company believes that these product candidates, if successfully developed and approved, may offer advancements in ease and cost of large-scale manufacture, drug product stability, and suitability for commercialization globally. Of these next-generation anitens, masofaniten (EPI-7386) was selected for IND filing and a Phase 1 clinical trial.

Our Strategy

In developing possible therapeutics that involve binding to the NTD, the Company’s strategic approach involves:

●	combining aniten compounds with second generation antiandrogens in earlier lines of therapy. The Company, with industry partners, has been conducting clinical trials of combinations of masofaniten (EPI-7386) and second-generation antiandrogens in patients with nmCRPC, mCRPC, mHSPC and neo-adjuvant prostate cancer surgical therapy in earlier lines of treatment;
●	completing the initial Phase 1 clinical development of masofaniten (EPI-7386) as a monotherapy treatment for patients with mCRPC, who are resistant to the current standard of care, to demonstrate the drug’s characteristics as a single agent as completely as possible, with regards to safety, tolerability, and efficacy together with detailed pharmacological and biological studies. The Company’s assessment of this clinical data will determine the Company’s clinical development of masofaniten (EPI-7386) as a single agent therapy and also as a combination therapy, whilst considering the impact of such treatment against the size of the patient population whose tumors have progressed and are prevalently driven by the AR pathway despite heavy pre-treatment of the latest generation antiandrogens; and
●	continuing preclinical studies, including work on other Aniten molecules, NTD degraders and other potential applications for AR NTD inhibitors.

The identification and characteristics of masofaniten (EPI-7386)

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

Several next-generation Aniten molecules met prespecified preclinical target product profile goals regarding potency, stability, selectivity and pharmaceutical properties. On March 26, 2019, the Company announced the nomination of masofaniten (EPI-7386) as its lead clinical candidate for the treatment of mCRPC through inhibition of the NTD of the androgen receptor. In preclinical studies, masofaniten (EPI-7386) has displayed activity in vitro in numerous AR-dependent prostate cancer models including models where second-generation antiandrogens are inactive. In addition, masofaniten (EPI-7386) is significantly more potent, metabolically stable and more effective in preclinical studies compared to ESSA’s first-generation compound, EPI-506. Lastly, masofaniten (EPI-7386) has demonstrated a favorable tolerability profile in all animal studies of the compound conducted to date.

From this series of next-generation compounds, masofaniten (EPI-7386) was selected as the lead candidate for the initial clinical development in mCRPC. An IND was submitted to the FDA on March 30, 2020, and was allowed by the FDA on April 30, 2020. A CTA was filed with Health Canada in April 2020 and clearance was subsequently received. Clinical testing of masofaniten (EPI-7386) commenced in July 2020, allowing for accommodations to the planned timeline as a result of the impact of COVID-19 at clinical trial sites (see “Risk Factors – Widespread health concerns, pandemics or epidemics, and other outbreaks of illness may negatively affect the Company’s ability to maintain operations and execute its business plan” in this Annual report on Form 10-K).

Advancing masofaniten (EPI-7386) through clinical development

The Company is advancing masofaniten (EPI-7386) through two clinical trials: EPI-7386-CS-001 and EPI-7386-CS-010. The clinical trial of EPI-7386-CS-001 has two arms that each represent a monotherapy and combination component of the study schema, as outlined below:

Notes: “mCRPC” means metastatic castration-resistant prostate cancer; “AAP” means abiraterone acetate/prednisone; “mHSPC” means metastatic hormone-sensitive prostate; “nmCRPC” means non-metastatic castration-resistant prostate cancer

The clinical trial of EPI-7386-CS-010 is a combination trial with enzalutamide with a Phase 1 dose equilibration component and Phase 2 head-to-head comparison component, as outlined in the study schema below:

Notes: “ENZ” means enzalutamide

Phase 1 Clinical Trial - EPI-7386-CS-001- Monotherapy Treatment

The Phase 1 clinical trial of masofaniten (EPI-7386) “Oral EPI-7386 in Patients With Castration-Resistant Prostate Cancer (EPI-7386)” is currently actively enrolling nmCRPC patients naïve to second generation antiandrogens and mCRPC patients who are refractory to standard of care treatments at clinical sites in the U.S. and Canada (www.clinicaltrials.gov under identifier NCT04421222). In September 2021, the Company amended the protocol to allow testing in the Phase 1a for a 800 mg/day and 1200 mg/day dosages, administered as either 400 mg or 600 mg dosed twice daily (“BID”), respectively. In addition, the protocol amendment focused further monotherapy development in less heavily pretreated patients with mCRPC, i.e., patients who have received a maximum of three prior approved systemic therapies for mCRPC, including at least one second-generation antiandrogen and excluded patients with visceral metastasis.

Part A Monotherapy - Phase 1a – Dose Escalation

The open-label, dose-escalation Phase 1a clinical trial was designed to determine the safety, tolerability, pharmacokinetics, maximum tolerated dose and/or a recommended Phase 2 range of doses in line with the FDA’s Project Optimus, and to access preliminary anti-tumor activity of the drug.

The design of the Phase 1 clinical trial included the standard 3+3 design per dose cohort for the Part 1a dose escalation phase, with subjects receiving a daily oral dose of masofaniten (EPI-7386) once a day QD until there is objective evidence of clinical disease progression, and or occurrence of an unacceptable toxicity.

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

Part A Monotherapy – Phase 1b – Dose Expansion

The primary objective of Phase 1b is to further evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity (as measured by changes in tumor burden measured by imaging and changes in PSA levels over time) of masofaniten (EPI-7386) at 600 mg BID and 600 mg QD in a patient population enrolled under eligibility criteria similar to the one adopted for the Phase 1a with a focus on chemo-naïve mCRPC patients whose diseases have progressed after two lines of treatment including at least one line of second-generation antiandrogens. The 600 mg BID cohort of 12 patients has been fully enrolled and the 600 mg QD cohort of 12 patients is enrolling.

Demonstration of the favorable safety and tolerability profile of masofaniten (EPI-7386) in the Phase 1a, together with clinical evidence for its mechanism of action and efficacy, were necessary to enable the study of patient populations with less advanced and less heavily pre-treated prostate cancer. The experience in the initial Phase 1a trial provided evidence for both an antiandrogen biological effect as well as some level of clinically relevant anti-tumor activity. The biological characterization of these patients also demonstrated favorable safety profiles.

The Company’s preclinical data and other evidence suggest earlier patient populations are more homogeneously AR-driven, and the favorable safety profile demonstrated in the Phase 1a dose escalation trial justified the study of the combination of masofaniten (EPI-7386) with classic antiandrogens. As a result the Company, together with its collaborators, are conducting a series of clinical trials in this regard. The first Phase 1/2 study involves masofaniten (EPI-7386) evaluated in combination with enzalutamide in patients with mCRPC naïve to second generation antiandrogens. Additional clinical trials involving the combination of masofaniten (EPI-7386) with apalutamide, abiraterone acetate, or darolutamide are in various stages of implementation.

Combination studies – developing a new standard of care for the treatment of prostate cancer

An activated AR is required for the growth and survival of most prostate cancer. Unlike current antiandrogen therapies which can only inhibit full-length AR, NTD inhibition of AR-directed biology occurs both in full length AR and splice variant ARs. Therefore, the Company believes that the AR-NTD is an ideal target for next-generation antiandrogen hormone therapy. If masofaniten (EPI-7386) is successful in treating CRPC patients, it is reasonable to expect that such clinical candidate may be effective in treating earlier stage patients. Preclinical studies suggest particular value to the use of Anitens in combination with the currently widely used second-generation antiandrogens. The Company is conducting clinical trials in line with this strategy.

Clinical Trial – EPI-7386-CS-010 – Combination Treatment

The Company has been running a Phase 1/2 study of masofaniten (EPI-7386) in combination with enzalutamide compared with enzalutamide alone in patients with mCRPC. Phase 1 of the study is a single-arm dose escalation study of masofaniten (EPI-7386) in combination with a fixed dose of enzalutamide.

A collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate masofaniten (EPI-7386) in combination with Astellas and Pfizer Inc.’s (“Pfizer”) AR inhibitor, enzalutamide, in patients with mCRPC was announced on February 24, 2021. ESSA is paying for and is operationally conducting this trial, with an initial Phase 1 dose equilibration followed by a randomized Phase 2 trial involving a planned 120 patients. The enzalutamide for this trial is supplied by Astellas. The first patient in this Phase 1/2 study was dosed in January 2022 and the safety, tolerability, pharmacokinetics, and initial PSA responses were originally reported in the June 2022 clinical update in poster presentations at the Prostate Cancer Foundation Retreat in October 2022 and the American Society of Clinical Oncology Genitourinary Cancers Symposium in February 2023. The clinical trial is a two part study: a Phase 1 dose equilibration stage followed by a Phase 2 open label randomized study. Masofaniten (EPI-7386) is being evaluated at escalating dose levels including 600 mg QD, 800 mg QD and 600 mg BID in combination with 120 mg and 160 mg enzalutamide in patients with mCRPC naïve to second generation antiandrogens. The Phase 1 part of the study has completed enrollment and the recommended Phase 2 combination doses for the Phase 2 randomized phase is 600 mg BID masofaniten (EPI-7386) with 160 mg enzalutamide (the highest dose levels tested).

Clinical Trial – EPI-7386-CS-001 – Combination Treatment

The first collaboration, with Janssen Research & Development, LLC (“Janssen”), to study in clinical trials the safety and potential benefit of the combination of masofaniten (EPI-7386) with abiraterone acetate with prednisone as well as the combination of masofaniten (EPI-7386) with apalutamide in patients with mCRPC, was announced on January 13, 2021. Under the collaboration agreement with Janssen, Janssen would pay for and conduct a clinical trial with masofaniten (EPI-7386) and in separate cohorts each of their antiandrogens, apalutamide and abiraterone acetate. This combination trial was initiated in March 2022. Enrollment was suspended by Janssen in October 2022 due to operational recruitment challenges. On April 12, 2023, ESSA announced that it had entered into a clinical trial support agreement with Janssen, with ESSA paying for and conducting a study of the combinations, in an earlier patient population, and with Janssen supplying apalutamide and abiraterone acetate.

The Company’s most recent protocol amendment in June 2023, modifies the protocol design of this study by adding combination treatment with second-generation antiandrogens. Specifically, the amended protocol consists of two parts: a Part A Monotherapy study and a Part B Combination study. Part A has two phases: a Phase 1a Dose Escalation and a Phase 1b Dose Expansion, as discussed above, with Part B conducted in two cohorts, Cohort 1 evaluating masofaniten (EPI-7386) in combination with abiraterone acetate/prednisone for patients with mHSPC or mCRPC who receive abiraterone acetate/prednisone as part of their standard of care treatment and Cohort 2, previously the “window of opportunity cohort”, evaluating single agent masofaniten (EPI-7386) for 12 weeks in patients with nmCRPC before apalutamide is added.

Part B Combination – Cohort 1 – Combination with abiraterone acetate/prednisone

The Company will evaluate the combination of masofaniten (EPI-7386) with abiraterone acetate/prednisone (AAP) in patients with mHSPC or mCRPC. AAP will be provided by Janssen under a clinical trial support agreement as described above.

Part B Combination - Cohort 2 – Window of opportunity with clinical endpoints followed by combination with apalutamide

The primary objective of Cohort 2 is to assess the anti-tumor activity (as measured by changes of PSA over time) of masofaniten (EPI-7386) administered at 600 mg BID for a limited window of time (up to 12 weeks before patients start standard of care therapy) in nmCRPC patients whose disease is unperturbed by previous second-generation antiandrogen therapies or chemotherapy. Following the dosage of masofaniten (EPI-7386) as a single agent after the 12-week window, the Company will evaluate the combination of masofaniten (EPI-7386) with apalutamide. Apalutamide will be provided by Janssen under the same clinical trial support agreement.

In addition to the agreements announced with Pfizer, and Janssen, a third collaboration has been announced with Bayer. Bayer will pay for and conduct a Phase 1/2 clinical trial with masofaniten (EPI-7386) to evaluate masofaniten (EPI-7386) in combination with darolutamide in earlier line mCRPC patients. ESSA will provide masofaniten (EPI-7386) for the combination trial. This clinical trial has not yet been initiated. The Company continues to evaluate potential collaborations that could enhance the value of its prostate cancer program and allow it to leverage the expertise of such strategic collaborators such as those with Janssen, Astellas, and Bayer.

Preclinical Development of Anitens, Degraders, and other indications

As part of the continued preclinical work on Aniten compounds, the Company has also studied NTD degraders and presented data for its first generation of AR ANITAC NTD degraders at the AACR annual meeting on April 10, 2022, in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models”. The Company continues preclinical work on other emerging potential clinical applications for NTD inhibitors.

Recent Developments

The Company has presented preclinical and clinical scientific data relative to masofaniten (EPI-7386) in a number of presentations at scientific meetings and other forums.

2023

On October 26-28, 2023, the Company presented updated dose escalation data from its Phase 1/2 study evaluating masofaniten (EPI-7386) in combination with enzalutamide at the 30th Annual Prostate Cancer Foundation Scientific Retreat.

The data presented were from the four cohorts of patients in the Phase 1 dose escalation portion of the study. The data indicated that masofaniten (EPI-7386) had no effect on enzalutamide exposure, thus allowing the use of full dose per label (160mg) of enzalutamide in combination. It also indicated that enzalutamide reduces masofaniten (EPI-7386) exposure but twice daily dosing of masofaniten (EPI-7386) appears to mitigate the reduction and maintains clinically relevant drug exposures.

In patients evaluable for safety (n=18), masofaniten (EPI-7386) combined with enzalutamide, was well-tolerated at the doses tested through 21 cycles of dosing in some patients. The most frequent adverse events were Grade 1 and 2, related to either AR inhibition or gastrointestinal tract irritation. In Cohort 4, one patient experienced a Grade 3 rash, which was observed immediately following administration of masofaniten (EPI-7386) combined with enzalutamide and deemed probably related.

In the patients evaluable for efficacy (n=16), rapid, deep and durable reductions in PSA were observed, regardless of previous chemotherapy status, including in patients who received lower than the full dose of enzalutamide (120 mg). In the first three cohorts, 90% of patients (9 of 10) achieved PSA50 and PSA90, 80% of patients (8 of 10) achieved PSA90 in less than 90 days, and 70% of patients (7 of 10) achieved PSA <0.2ng/mL. Across all dose cohorts including patients in the recently enrolled Cohort 4, 88% of patients (14 of 16) achieved PSA50, 81% of patients (13 of 16) achieved PSA90, 69% of patients (11 of 16) achieved PSA90 in less than 90 days, and 56% of patients (9 of 16) achieved PSA <0.2ng/mL. The randomized Phase 2 dose expansion portion of the study was reported to be enrolling.

On October 20-24, 2023, the Company presented the same updated dose escalation data from its Phase 1/2 study evaluating masofaniten (EPI-7386) in combination with enzalutamide at the European Society of Medical Oncology (ESMO) 2023 Congress.

On October 3, 2023, the Company filed a prospectus supplement to its registration statement on Form S-3, including a base prospectus, with the SEC. Further to this, on November 6, 2023, the Company announced that it had entered into the ATM Sales Agreement with Jefferies LLC, effective as of November 3, 2023. Under the ATM Sales Agreement, ESSA may, within the period that the ATM Sales Agreement is in effect, sell its Common Shares from time to time for up to US$50.0 million in aggregate sales proceeds. No offers or sales of Common Shares will be made in Canada, to anyone known by Jefferies LLC to be a resident of Canada or on or through the facilities of any stock exchange or trading markets in Canada.

On September 18, 2023, the Company announced the initiation of the Phase 2 portion of its Phase 1/2 study evaluating its lead candidate, masofaniten (EPI-7386), in combination with Astellas and Pfizer's enzalutamide in patients with mCRPC naïve to second-generation antiandrogens.

On August 31, 2023, the Company announced the establishment of Automatic Securities Disposition Plans for its President and Chief Executive Officer, David R. Parkinson and its Executive Vice President and Chief Operating Officer, Peter Virsik.

On June 6, 2023, the Company appointed Lauren Merendino to its Board of Directors (the “Board”).

On April 12, 2023, the Company announced it had entered into a clinical trial support agreement with Janssen. ESSA will sponsor and conduct a Phase 1 clinical trial evaluating the safety, pharmacokinetics, drug-drug interactions, and preliminary anti-tumor activity of masofaniten (EPI-7386) when administered in combination with either apalutamide or abiraterone acetate plus prednisone. Janssen will supply apalutamide and abiraterone acetate.

On February 16-19, 2023, the Company presented analyses of initial clinical data from two Phase 1 studies of masofaniten (EPI-7386) in patients with mCRPC at the American Society of Clinical Oncology Genitourinary Cancers Symposium. The Company presented an update to the Phase 1 monotherapy study demonstrating that masofaniten (EPI-7386) single agent showed a favorable safety profile and was well tolerated up to a daily dose of 1200 mg (600 mg BID), achieved target clinical exposures and showed preliminary signals of anti-tumor activity in heavily pretreated mCRPC patients. The second poster presented preliminary results to the Phase 1/2 trial of masofaniten (EPI-7386) in combination with Astellas and Pfizer’s AR inhibitor, enzalutamide. Ten patients had been enrolled in the first three cohorts: three in cohort 1 (600 mg QD masofaniten (EPI-7386) and 120 mg QD enzalutamide), four in cohort 2 (800 mg QD masofaniten (EPI-7386) and 120 mg QD enzalutamide) and three in cohort 3 (600 mg BID masofaniten (EPI-7386) and 120 mg QD enzalutamide). At that time, the DLT period had not cleared for cohort 3. For the first 2 cohorts that cleared the DLT period, no DLTs were observed, and the safety profile was consistent with second-generation antiandrogens (e.g., Grade 1 or 2 AEs of fatigue and hot flushes). Pharmacokinetic results from cohorts 1 and 2 had demonstrated that enzalutamide exposure was minimally impacted by masofaniten (EPI-7386), while, as expected, masofaniten (EPI-7386) exposure was reduced by approximately 60% by enzalutamide (a well established CYP3A4 inducer). The observed masofaniten (EPI-7386) exposures remained in the clinically relevant range suggested by pre-clinical xenograph studies. Five out of six evaluable patients enrolled in the first two cohorts showed a PSA decrease >90% regardless of the patients previous chemotherapy status, and four out of six evaluable patients PSA levels reached < 0.2 ng/mL. All five patients that experienced biochemical responses showed stable disease by imaging.

2022

On October 31, 2022, the Company announced that Janssen Research and Development is suspending enrollment into the Phase 1 clinical study of masofaniten (EPI-7386) with apalutamide and masofaniten (EPI-7386) with abiraterone acetate plus prednisone in mCRPC patients as a result of operational recruitment challenges. Initial clinical activity was observed in some patients, with two of the three patients achieving a PSA reduction of 90% (“PSA90”) within 12 weeks. The Company is in discussions with Janssen to supply abiraterone acetate and apalutamide for an ESSA-sponsored combination study.

On October 26, 2022, the Company announced the presentation of preclinical data for its lead first generation AR ANITen bAsed Chimera (“ANITAC”™) NTD degrader in a poster session at the 34th EORTC-NCI-AACR Annual Symposium on Molecular Targets and Cancer Therapeutics.

On October 26, 2022, the Company announced the presentation of updated clinical data from the first two cohorts of the Phase 1/2 study of ESSA's lead candidate masofaniten (EPI-7386) in combination with enzalutamide at the 2022 Prostate Cancer Foundation Scientific Retreat. In the multicenter, open-label Phase 1/2 dose escalation study, seven mCRPC patients naïve to second generation antiandrogens were enrolled in the first two cohorts, with escalating doses of masofaniten (EPI-7386) and a fixed 120 mg once a day QD dose of enzalutamide. The study permitted one prior line of chemotherapy. Pharmacokinetic results from these first two cohorts demonstrated that enzalutamide exposure was minimally impacted by masofaniten (EPI-7386) while exposures of masofaniten (EPI-7386) were reduced by coadministration with enzalutamide, but remained in the clinically relevant range as suggested by preclinical xenograft studies. The safety of the combination was favorable with a safety profile consistent with second-generation antiandrogens and no dose limiting toxicities were observed. One of the patients in the first cohort discontinued after one cycle of dosing due to a strong CYP3A inducer concomitant medication which lowered exposures to both masofaniten (EPI-7386) and enzalutamide and was therefore not evaluable for efficacy. Anti-tumor activity in the remaining six patients enrolled demonstrated that four of six of these patients achieved a PSA90 by 12 weeks of dosing and five of six patients to date have achieved a PSA90.

On September 13, 2022, the Company appointed Philip Kantoff to its Board.

On June 30, 2022, the Company announced the establishment of Automatic Securities Disposition Plans for its President and Chief Executive Officer, David R. Parkinson and its Executive Vice President and Chief Operating Officer, Peter Virsik.

On June 27, 2022, the Company presented, by conference call and webcast, a clinical update on masofaniten (EPI-7386) monotherapy and combination therapy clinical development. The update on the Phase 1a dose escalation study showed initial data from 36 patients that demonstrated that masofaniten (EPI-7386) was well-tolerated, exhibited a favorable pharmacokinetic profile, and demonstrated initial anti-tumor activity in a heavily pretreated group of patients. The Company believes the favorable safety and tolerability profile, good pharmaceutical characteristics together with both antiandrogen biological and anti-tumor activity support the Company’s decision to move into earlier lines of therapy and study masofaniten (EPI-7386) in combination with second-generation antiandrogens. The update also noted that ctDNA molecular analysis in the heavily pretreated population has provided a detailed profile of genetic alterations, which reveals the biological complexity of late-stage mCRPC patients and also allows for the continued refinement of the population of prostate cancer patients whose tumors are still primarily driven by the androgen receptor, and therefore most likely to respond to an androgen receptor inhibitor.

The update detailed that in the multi-center, open-label Phase 1a dose escalation study, 31 patients received masofaniten (EPI-7386) as oral tablets once a day QD in cohorts with 200 milligram increments from 200 milligrams up to 1000 milligrams. Patients in this QD group were heavily pretreated, with a median of seven lines of prior therapy for prostate cancer and four lines of therapy for mCRPC. Almost 60% of patients had been treated with prior chemotherapy. Patients entered the trial with rapidly progressive disease, as evidenced by a median PSA doubling time of only 2.1 months and a median ctDNA percent of 29%. Almost a third of the patients had lung, liver, or brain metastases, and an overlapping third of patients had overt neuroendocrine differentiation. The ctDNA analysis revealed that tumors in these patients had extensive non-AR associated genomic changes denoting the presence of multiple non-AR oncogenic drivers associated with late-stage prostate cancer. Subsequent to a protocol amendment, the experience was also presented for the five initial patients enrolled in a twice daily dose regimen in 400 mg and 600 mg BID cohorts. The amendment excluded patients who had been treated with more than three prior lines of therapy, excluded patients with visceral metastases, and permitted only one prior line of chemotherapy.

The key safety results from both QD and BID patients, as of June 1, 2022, showed that masofaniten (EPI-7386) was safe and well-tolerated at all dose levels and schedules tested, with no dose-limiting toxicities, treatment related adverse events were limited to Grade 1 or Grade 2, with one Grade 3 occurrence of anemia ultimately deemed unlikely to be treatment related, and that there was no apparent dose dependency in any of the side effects.

Antiandrogen response was assessed by changes in circulating PSA levels, changes in ctDNA levels, and radiographic changes in disease burden measured by both traditional RECIST criteria as well as by total lesion volumetric quantification using the AIQ Solutions platform.

The key response findings in both QD and BID patients, as of June 1, 2022, demonstrated that tumor volume decreased in five patients out of 10 patients who had measurable disease and were on therapy for more than 12 weeks. PSA decrease or PSA stabilization was observed in a clinical subset of patients with no visceral disease, fewer DNA genomic aberrations in non-AR oncogenic pathways, and fewer than 3 lines of therapy. This provides further information to support refining the monotherapy development program patient population. In 17 patients with measurable ctDNA levels at baseline, ctDNA declines were observed in patients harboring AR point mutations, AR gain/amplification and AR truncations, suggesting masofaniten’s (EPI-7386) potential activity against these tumors.

The update also described the planned Phase 1b study, the planned window of opportunity cohort and the status of the combination study of masofaniten (EPI-7386) with enzalutamide. The Phase 1b study will evaluate a patient population of mCRPC similar to the one treated under the Phase 1a BID cohort but with the additional exclusion of prior chemotherapy. Up to 12 patients per each dose/schedule (600 mg QD and either 400 mg or 600 mg BID) will be evaluated to gain additional information about safety, tolerability, exposure and anti-tumor activity of masofaniten (EPI-7386) in a less heavily pretreated patient population.

The update also described the planned window of opportunity cohort as part of the Phase 1b expansion in which a separate group of non-metastatic CRPC will be enrolled into a 12-week study with a clinical endpoint (i.e., PSA changes) to assess the anti-tumor activity of masofaniten (EPI-7386) in a patient population in which the disease is mainly AR-driven and the tumor biology has not been affected by second-generation antiandrogen therapy.

The clinical update also provided the status of the combination studies evaluating masofaniten (EPI-7386) in earlier lines of therapy in Phase 1/2 trials which combine masofaniten (EPI-7386) with approved second-generation antiandrogens. In the Phase 1/2 study being conducted by the Company of masofaniten (EPI-7386) in combination with Astellas Pharma Inc.'s and Pfizer Inc.'s AR inhibitor, enzalutamide, in patients with mCRPC who have not been treated with second-generation antiandrogens, the first cohort had cleared the 28-day DLT period with no safety issues and when reported the trial was currently enrolling the second cohort of patients. The preliminary data from the first cohort in the Phase 1/2 combination trial with enzalutamide suggests that the drugs can be combined safely and based upon clinical and preclinical data predicted to be active. The early data, in addition to preclinical studies, support masofaniten’s (EPI-7386) potential in combination with second-generation antiandrogens to suppress androgen receptor biology and induce a potent anti-tumor response.

The Company also described the anticipated initiation later in 2022 of a Phase 2 investigator-sponsored neoadjuvant study which will evaluate darolutamide compared to masofaniten (EPI-7386) + darolutamide in patients undergoing prostatectomy for high-risk localized prostate cancer.

At the AACR annual meeting on April 10, 2022, in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models,” the Company presented preclinical data for its first generation of androgen receptor (AR) ANITen bAsed Chimera (ANITAC™) N-terminal domain (NTD) degraders. The preclinical data demonstrated the potential of ESSA’s ANITAC degraders as a new approach to AR pathway inhibition. The intrinsically disordered nature of the NTD region of the AR has meant it has generally been considered undruggable. The preclinical studies have shown that through their unique ability to bind to the NTD of AR, ANITACs have the ability to inhibit NTD-mediated AR transcription while also degrading AR protein including resistant forms of AR which are commonly associated with CRPC. The preclinical results demonstrate that ANITAC degraders utilize the ubiquitin proteasome system and can degrade many forms of AR including full length, mutant, and splice variants which are often expressed in CRPC patients. Specifically, the ANITAC degraders show robust potency in inhibiting AR transcriptional activity driven by AR-FL, AR-V7, or AR-V567es. In addition, the orally bioavailable ANITAC degraders exhibit high potency in inhibiting AR-dependent transcription and reducing viability of AR-dependent prostate cancer cells. The Company continues to design and test ANITAC degraders with a focus on improving selectivity.

On January 19, 2022, the Company announced the first patient dosed in the Company-sponsored Phase 1/2 study to evaluate the safety, tolerability and preliminary efficacy of ESSA’s lead product candidate, masofaniten (EPI-7386), a first-in-class N-terminal domain androgen receptor inhibitor, in combination with Astellas and Pfizer Inc.’s ligand-binding domain androgen receptor inhibitor, enzalutamide, in patients with mCRPC. This combination trial investigates the potential clinical benefit of inhibiting the androgen receptor through two independent pathways in the treatment of patients with mCRPC who have not yet received treatment with a second-generation antiandrogen drug. In preclinical models, the combination of masofaniten (EPI-7386) with lutamides by simultaneously targeting both ends of the AR resulted in deeper and broader inhibition of androgen biology.

The Phase 1/2 clinical trial (NCT05075577) is a two part study. Phase 1 evaluates the safety and tolerability of the drug combination to establish the recommended Phase 2 range of doses for masofaniten (EPI-7386) and enzalutamide when dosed in combination. This Phase of the study is expected to enroll up to 30 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. As described below on June 27, 2022, the results of the initial experience with the first cohort were presented, demonstrating the safety and tolerability of the combination in this first cohort, along with the accompanying pharmacokinetic and PSA reduction information. In Phase 2, single agent enzalutamide is compared to the combination of enzalutamide and masofaniten (EPI-7386) in the same patient population. The goal of Phase 2 is to evaluate the safety, tolerability and anti-tumor activity of masofaniten (EPI-7386) in combination with a fixed dose of enzalutamide compared with enzalutamide as a single agent. This part of the study is expected to enroll 120 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies.

2021

In October 2021, the company disclosed the development of a collaboration with Caris Life Sciences, involving the incorporation of Caris’ newly developed cNAS (“circulating nucleic acid sequencing”) assay in the characterization of patients receiving masofaniten (EPI-7386). The Company believes that the characterization of real time individual patient biology will contribute significantly to understanding the extent to which individual patient’s tumors are still AR driven and what mechanisms of resistance exist.

At the October AACR, National Cancer Institute, and European Organisation for Research and Treatment of Cancer Virtual International Conference on Molecular Targets and Cancer Therapeutics, the Company presented preclinical data characterizing the mechanism of action of masofaniten (EPI-7386), including the results of NMR studies which confirm the binding of the compound to the NTD of the AR, a region not currently targeted by other antiandrogen therapies. The data also demonstrated that the combination of masofaniten (EPI-7386) with enzalutamide results in complete inhibition of genome-wide androgen-induced AR binding, supporting the rationale for Phase 1 / 2 combination trials of masofaniten (EPI-7386) with approved antiandrogens in patients with mCRPC.

On February 11, 2021, the Company presented preclinical and clinical pharmacology data from ESSA’s Phase 1 clinical trial of masofaniten (EPI-7386) for the treatment of patients with mCRPC at the 2021 American Society of Clinical Oncology Genitourinary Cancers Symposium in an oral poster presentation titled, “Preclinical and clinical pharmacology of EPI-7386, an androgen receptor N-terminal domain inhibitor for castration-resistant prostate cancer.” The poster is available on the Company website.

Data on the poster included a comparison of preclinical projections of masofaniten (EPI-7386) clinical pharmacokinetic parameters to the pharmacokinetic, safety and preliminary clinical data from the initial 200 mg cohort of patients enrolled in ESSA’s multi-center, open-label, ascending multiple-dose Phase 1 study of masofaniten (EPI-7386) to treat patients with mCRPC who have become resistant to standard of care treatments. Patients participating in this trial have progressed on two or more approved systemic therapies for mCRPC, including at least one second generation antiandrogen therapy not necessarily in the metastatic disease setting. In this initial cohort of patients receiving the 200 mg once-daily dose, masofaniten (EPI-7386) was well-tolerated with no significant adverse effects observed. The results from this cohort support ESSA’s preclinical projections regarding the pharmacologic properties of masofaniten (EPI-7386) in humans. masofaniten (EPI-7386) was well-absorbed, demonstrated high exposure levels and was confirmed to have a long half-life of at least 24 hours. The predicted exposures of masofaniten (EPI-7386) in patients at that 200 mg dose level were similar to the Company’s modeled projections and were still below optimal target exposures of masofaniten (EPI-7386) associated with anti-tumor activity in animal models. Although the 200 mg dose exposure was suboptimal, one out of three patients who completed 12 weeks of therapy experienced a PSA decline of more than 50 percent after three cycles of masofaniten (EPI-7386) therapy (12 weeks) with ongoing continued PSA declines continuing through seventeen cycles of therapy, despite previously having failed enzalutamide and abiraterone acetate.

At the 2021 American Association of Cancer Research (“AACR”) Annual Meeting, which took place virtually April 10-15, 2021, ESSA presented an e-poster presentation titled, “Comprehensive in vitro characterization of the mechanism of action of EPI-7386, an androgen receptor N-terminal inhibitor.” The content of this poster added to previously presented data that masofaniten (EPI-7386) binds to the full-length androgen receptor, inhibits the transcription of AR-regulated genes, and physically interacts with the splice variant form AR-V7, by demonstrating that masofaniten (EPI-7386) can prevent the androgen receptor from binding to genomic DNA and is active against additional androgen receptor splice variants, including AR-v567es. These preclinical data suggest masofaniten (EPI-7386) can potentially inhibit AR related transcription, a key driver of  prostate cancer, and further supports the ongoing Phase 1 dose escalation study.

The data also showed that masofaniten (EPI-7386), in combination with enzalutamide, may result in broader and deeper inhibition of the AR pathway, underscoring the potential clinical benefit of combining masofaniten (EPI-7386) with current standard of care antiandrogen therapies for prostate cancer patients at earlier stages of the disease.

Future Clinical Development Program

Phase 2/3 Clinical Trial Design for treating CRPC patients

Combination Therapy Development

The wealth of preclinical data developed by the Company, as well as the continued emergence of evidence that while earlier stages of prostate cancer are more homogeneously AR pathway driven, the later stages of the disease are much more biologically complex. The Company is conducting the combination of masofaniten (EPI-7386) with current antiandrogens in earlier patients. This is the current priority for the Company’s clinical development, reflected in the several clinical trial collaborations established with leading pharmaceutical companies. Following demonstration of the practical ability to combine masofaniten (EPI-7386) with each of these antiandrogens, further clinical development will require conduct of randomized clinical trials in earlier patient populations (potentially ranging from newly-diagnosed through non-metastatic and metastatic hormone-sensitive or pre-latest generation antiandrogen CRPC populations).

Single Agent Development

Depending on the results of the Phase 1 study, a Phase 2 single arm clinical trial evaluating the activity of masofaniten (EPI-7386) single agent in a larger group of biologically-characterized mCRPC patients might be conducted. While the decision as to whether or not to conduct such a trial has not been formally reached, embarking on the conduct of such a trial will depend on several considerations. The considerations related to the decision to conduct such a trial relate to the company’s ability to identify those patients who, having progressed on one or another late generation antiandrogen, have tumors which are still predominantly AR-driven, as well as the size of that patient population. Our experience during the conduct of the Phase 1 dose escalation trial has revealed that many such patients will have tumors driven predominantly by other oncogenic drivers. Those patients whose tumors remain predominantly AR-driven are the population most likely to benefit clinically from Aniten therapy, and the size of this population will weigh in the decision as to whether or not to pursue a single agent registration strategy.

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

In this market, ESSA believes that its competitive position is strong because its product candidate, if successful, involves a mechanistically unique, differentiated approach to prostate cancer treatment involving the therapeutic modality that has been shown to make the biggest difference to the survival of recurrent prostate cancer patients: blocking AR activation. Since Anitens have been shown to directly bind to AR-NTD and prevent AR-mediated transcription, they have the potential to bypass the AR-dependent resistance pathways (discussed above) that may develop as a result of treatment with current hormone-related therapies that target the AR LBD. If successful, ESSA believes this could represent a significant step forward in the treatment of prostate cancer. To ESSA’s knowledge, no other antagonist to the AR-NTD is currently undergoing clinical trials for prostate cancer or any other indication. Other approaches to interfering with AR signaling include potentially complementary strategies to degrade the AR such as that being pursued by Arvinas, Inc.

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

As of December 2023, ESSA owns rights to a patent portfolio that includes 71 issued patents, including 19 issued U.S. patents, that are in force and cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for Aniten next-generation NTD inhibitors, with expected expiration dates between 2036 to 2043.

The patent portfolio includes issued patents that are in force and pending patent applications that cover the masofaniten (EPI-7386) compound, pharmaceutical compositions comprising the masofaniten (EPI-7386) compound, or its methods of use, and are expected to provide protection until the expiration dates, ranging from 2036 to 2043.

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

Corporate Structure

The Company was incorporated under the name “ESSA Pharma Inc.” pursuant to the Business Corporations Act (British Columbia) on January 6, 2009. The Company’s registered and records office is located at Suite 3500, The Stack, 1133 Melville Street, Vancouver, British Columbia, Canada V6E 4E5. The Company’s head office is located at Suite 720, 999 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5.

Since July 9, 2015, the Company’s Common Shares have traded on the Nasdaq under the symbol “EPIX.” The Company’s Common Shares traded under the symbol “EPI” on the Toronto Stock Exchange (the “TSX”) from July 28, 2015, until November 24, 2017. On November 27, 2017, the Company delisted its Common Shares from the TSX and began trading on the TSX-V under the same symbol, “EPI.” On October 26, 2020, the Company announced its decision to voluntarily delist its Common Shares from the TSX-V.

The Company has one wholly owned subsidiary:

●	ESSA Pharmaceuticals Corp. (“ESSA Texas”), existing under the laws of the State of Texas. The head office of ESSA Texas is located at Suite 1300, 700 Milam Street, Houston, Texas, USA 77002.

Available Information

This Annual Report on Form 10-K, our quarterly reports on Form 10-Q or Form 6-K, our current reports on Form 8-K or Form 6-K, and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC and the Canadian Securities Administrators (“CSA”). These reports are available free of charge on our website, www.essapharma.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC and the Canadian regulatory authorities. Information contained on, or accessible through, our website or any other website referenced herein is not a part of this Annual Report on Form 10-K, and the inclusion of our website address or any other website address in this document is an inactive textual reference.

Additionally, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the CSA may be accessed through SEDAR+ at www.sedarplus.com. Our annual report on Form 10-K from the year ended September 30, 2022, which includes a full discussion of the general development of our business, can be found at https://www.sec.gov/Archives/edgar/data/1633932/000155837022018570/tmb-20220930x10k.htm.

Item 1A.	Risk Factors

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all the risks  that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety, together with our other filings with the SEC, for additional information regarding the material factors that make an investment in our securities speculative or risky, and before making an investment decision regarding our Common Shares. These risks and uncertainties include, but are not limited to, the following:

●	Clinical drug development involves a lengthy and expensive process with an uncertain outcome;
●	Our future success is dependent primarily on the regulatory approval for commercialization of a single product candidate, which is in the clinical development stage;
●	We may not be able to obtain required regulatory approvals for our proposed products;
●	We may not be able to successfully commercialize our Aniten series of compounds;
●	Our product candidate and potential future product candidates may have undesirable side effects when used alone or in combination with other drugs, that may delay or prevent marketing approval or, if approval is received, require them to be taken off the market, require them to include safety warnings or otherwise limit their sales;
●	Even if we obtain marketing approval for any product candidate and potential future products, we will be subject to ongoing obligations and continued regulatory review, which may result in significant additional expense;
●	We may fail to comply with applicable legal and regulatory requirements, which may result in administrative or judicial sanctions;
●	We rely on third parties to conduct our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or terminate the relationship, this could substantially harm our business because we may not be able to obtain regulatory approval for or commercialize product candidates in a timely manner or at all;

●	We have limited experience manufacturing product candidates on a large clinical or commercial scale and have no manufacturing facility;
●	Our business may be materially adversely affected by new legislation, new regulatory requirements and the continuing efforts of governmental and third-party payors to contain or reduce the costs of healthcare through various means;
●	We will have significant additional future capital needs for future clinical trials and there are uncertainties as to the Company’s ability to raise additional funding;
●	We may not be able to raise additional capital on favorable terms, which may result in dilution to our existing shareholders, restrictions on our operations or the requirement for us to relinquish rights to technologies or any future product candidates;
●	We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future and may never generate profits from operations or maintain profitability;
●	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability;
●	We rely on proprietary technology, the protection of which can be unpredictable and costly;
●	We may not be able to protect our intellectual property rights throughout the world;
●	We may be subject to claims by third parties asserting that we, or our employees, contractors or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property;
●	Our business and operations would suffer in the event of computer system failures or security breaches;
●	We face intense competition from other biotechnology and pharmaceutical companies and our operating results will suffer if we fail to compete effectively;
●	We have never marketed a drug before, and if we are unable to establish an effective sales force and marketing infrastructure, or enter into acceptable third-party sales and marketing or licensing arrangements, we may be unable to generate any revenue;
●	Our product candidate and potential future products may, if approved for sale, not achieve or maintain expected levels of market acceptance, which could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our securities to decline;
●	Laws and regulations governing international operations may preclude us from developing, manufacturing and selling certain product candidates outside of the United States and Canada and require us to develop and implement costly compliance programs;
●	We are a smaller reporting company and a non-accelerated filer and the reduced disclosure requirements available to us may make our Common Shares less attractive to investors;
●	We are and there is a risk that we may continue to be a “passive foreign investment company,” which would likely result in materially adverse U.S. federal income tax consequences for U.S. investors;
●	The market price and trading volume of our Common Shares may be volatile, which could result in rapid and substantial losses for our shareholders or securities litigation; and
●	Widespread health concerns, pandemics or epidemics, and other outbreaks of illness may negatively affect our ability to maintain operations and execute our business plan.

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

The Company does not have any products that have obtained regulatory approval for commercialization. Currently, ESSA is engaged in the clinical testing of a product candidate, masofaniten (EPI-7386), to take forward from its Aniten series of compounds through clinical development to determine the safety, tolerability, maximum tolerated dose, pharmacokinetics and potential therapeutic benefits of such candidate in patients with CRPC, and to ultimately receive regulatory approval. As a result, the Company’s near-term prospects, including its ability to finance its operations and generate revenue, are substantially dependent on its ability to develop, obtain regulatory approval for, and, if approved, to successfully commercialize a product candidate in a timely manner. ESSA cannot commercialize its product candidates in the United States without first conducting multiple preclinical and clinical trials to establish the product’s safety and efficacy and obtaining regulatory approval for the product from the FDA; similarly, ESSA cannot commercialize its product candidates outside of the United States without obtaining regulatory approval from comparable foreign regulatory authorities. The FDA development and review process typically varies in time and may take years to complete and approval is not guaranteed. Developing, obtaining regulatory approval for and successfully commercializing ESSA’s product candidates will depend on many factors, including, but not limited to, the following:

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

ESSA is currently undergoing a Phase 1 clinical trial for masofaniten (EPI-7386). ESSA will need to conduct Phase 2 and Phase 3 clinical trials, which it has not previously undertaken. The conduct of Phase 3 clinical trials and the submission of a successful IND or CTA and NDA or NDS is a complicated process. As an organization, ESSA has limited experience in preparing, submitting and prosecuting regulatory filings and has not submitted an NDA or NDS. ESSA’s interactions with the FDA to date have been limited to the completed EPI-506 clinical trial and the initiation of the Phase 1 clinical trial for masofaniten (EPI-7386). Consequently, even if ESSA’s initial clinical trials are successful, the Company may be unable to successfully and efficiently execute and complete necessary clinical trials in a way that leads to NDA or NDS submission and approval of ESSA’s proposed products or any other future product candidate ESSA may develop. The Company may require more time and incur greater costs than competitors and may not succeed in obtaining regulatory approvals of products that the Company develops. Failure to commence or complete, or delays in, ESSA’s planned clinical trials, would prevent ESSA from or delay ESSA in commercializing proposed products or any other future product candidate ESSA develops.

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

Patients in ESSA’s planned clinical trials may in the future suffer significant adverse events or other side effects not observed in ESSA’s nonclinical studies or previous clinical trials. If significant adverse events or other side effects are observed in any of ESSA’s current or future clinical trials, ESSA may have difficulty recruiting patients to the clinical trials, patients may drop out of ESSA’s trials, or ESSA may be required to abandon the trials or the Company’s development efforts of that product candidate altogether or limit development to more narrow uses or subpopulations in which the undesirable side effects or other characteristics are less prevalent, less severe or more acceptable from a risk-benefit perspective. In addition, if masofaniten (EPI-7386) or any future product candidates ESSA may develop, are used in combination with other approved products, masofaniten (EPI-7386) or any future product candidates ESSA may develop may exacerbate adverse events associated with the approved product and it may not be possible to determine whether it was caused by ESSA’s product or the one with which it was combined. Patients treated with masofaniten (EPI-7386) or any future candidates ESSA may develop, may also be undergoing surgical, radiation and chemotherapy treatments, which can cause side effects or adverse events that are unrelated to masofaniten (EPI-7386) or any future product candidates ESSA may develop, but may still impact the success of ESSA’s clinical trials. The inclusion of critically ill patients in ESSA’s clinical trials may result in deaths or other adverse medical events due to other therapies or medications that such patients may be using or due to the gravity of such patients’ illnesses.

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

Patient enrollment is a significant factor in the timing of clinical trials, and the timing of ESSA’s or ESSA’s partners clinical trials depends, in part, on the speed at which ESSA or ESSA’s partners can recruit patients to participate in its trials, as well as completion of required follow-up periods. The Company or its partners may not be able to initiate or continue clinical trials for masofaniten (EPI-7386), or any future product candidate it may develop, if the Company or its partners are unable to locate and enroll a sufficient number of eligible patients to participate in these trials to such trial’s conclusion as required by the FDA, or other comparable foreign regulatory authorities. Additionally, certain clinical trials for future product candidates may be focused on indications with relatively small patient populations, which may further limit enrollment of eligible patients or may result in slower enrollment than the Company or the Company’s partners anticipate. The eligibility criteria of ESSA or ESSA’s partners clinical trials, once established, may further limit the pool of available trial participants.

Enrollment of patients in ESSA or ESSA’s partners clinical trials and maintaining patients in its ongoing clinical trials may be delayed or limited in the future if the Company or the Company’s partners clinical trial sites have to limit their onsite staff or temporarily close as a result of the widespread health concerns, pandemics or epidemics, or other outbreaks of illness. In addition, patients may not be able to visit clinical trial sites for dosing or data collection purposes due to limitations on travel and physical distancing imposed or recommended by federal or state governments or patients’ reluctance to visit the clinical trial sites during any such event. These factors could delay the anticipated readouts from the Company’s or the Company’s partners clinical trials and ultimately delay future regulatory submissions.

Patient enrollment may also be affected if ESSA’s or ESSA’s partners or competitors have ongoing clinical trials for product candidates that are under development for the same indications as masofaniten (EPI-7386), or any future product candidate the Company or the Company’s partners or competitors may develop, and patients who would otherwise be eligible for ESSA’s or ESSA’s partners clinical trials instead enroll in clinical trials of a competitors’ product candidates. Patient enrollment for any of the Company’s or the Company’s partners clinical trials may be affected by other factors, including:

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

ESSA may experience delays in any future preclinical studies or clinical trials, and ESSA does not know whether future preclinical studies or clinical trials will begin on time, need to be redesigned, enroll an adequate number of patients on time or be completed on schedule, if at all. The commencement of these planned clinical trials could be substantially delayed or prevented by several factors, including:

●	discussions with the FDA or other regulatory agencies regarding the scope or design of ESSA’s clinical trials;

●	the limited number of, and competition for, suitable sites to conduct ESSA’s clinical trials, many of which may already be engaged in other clinical trial programs, including some that may be for the same indication as ESSA’s product candidates;
●	any delay or failure to obtain regulatory approval or agreement to commence a clinical trial in any of the countries where enrollment is planned;
●	subjects choosing an alternative treatment for the indication for which ESSA is developing masofaniten (EPI-7386), or participating in competing clinical trials;
●	inability to obtain sufficient funds required for a clinical trial;
●	clinical holds on, or other regulatory objections to, a new or ongoing clinical trial;
●	delay or failure to manufacture sufficient supplies of the product candidate or obtaining sufficient quantities of combination therapies for ESSA’s clinical trials;
●	delay or failure to reach agreement on acceptable clinical trial agreement terms or clinical trial protocols with prospective sites or CROs, the terms of which can be subject to extensive negotiation and may vary significantly among different sites or CROs;
●	delay or failure to obtain IRB approval to conduct a clinical trial at a prospective site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

The completion of ESSA’s clinical trials, once started, could also be substantially delayed or prevented by several factors, including:

●	slower than expected rates of patient recruitment and enrollment;
●	failure of patients to complete the clinical trial or to return for post-treatment follow-up;
●	the inability to enroll a sufficient number of patients in studies to ensure adequate statistical power to detect statistically significant treatment effects;
●	unforeseen safety issues, including severe or unexpected drug-related adverse effects experienced by patients, including possible deaths;
●	lack of efficacy during clinical trials;
●	termination of ESSA’s clinical trials by one or more clinical trial sites;
●	inability or unwillingness of patients or clinical investigators to follow ESSA’s anticipated schedule or ESSA’s clinical trial protocol, good clinical practices, or GCP, or other regulatory requirements;
●	inability to monitor patients adequately during or after treatment by ESSA and/or ESSA’s CROs;
●	ESSA’s CROs or clinical study sites failing to comply with regulatory requirements or meet their contractual obligations to ESSA in a timely manner, or at all, deviating from the protocol or dropping out of a study;
●	the inability to produce or obtain sufficient quantities of the product candidate to complete clinical studies;
●	the inability to scale up manufacture of the product candidate into a commercially acceptable formulation at reasonable cost;
●	the inability to address any noncompliance with regulatory requirements or safety concerns that arise during the course of a clinical trial; and
●	the need to repeat or terminate clinical trials as a result of inconclusive or negative results or unforeseen complications in testing.

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

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. Beginning April 1, 2013, Medicare payments for all items and services, including drugs and biologics, were reduced by 2% under the sequestration (i.e., automatic spending reductions) required by the Budget Control Act of 2011. Although Medicare sequestration will remain in effect through 2027 unless additional Congressional action is taken, the Coronavirus Aid, Relief, and Economic Security (CARES) Act passed in March 2020 temporarily suspended Medicare sequestration from May 1, 2020, through December 31, 2020. Separately, in January 2013, the American Taxpayer Relief Act of 2012, among other things, further reduced Medicare payments to certain providers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect future customer demand and affordability for any future our products, if approved and, accordingly, the results of our financial operations.

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

ESSA is a clinical stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. ESSA does not have any products approved by regulatory authorities for marketing or commercial sale and has not generated any revenue from product sales, or otherwise, to date. Furthermore, ESSA continues to incur significant research, development and other expenses related to its ongoing operations. As a result, ESSA is not profitable and has incurred losses in every reporting period since inception in 2009. For the years ended September 30, 2023 and September 30, 2022, ESSA reported net losses of $26,567,596 and $35,161,917, respectively. As of September 30, 2023, ESSA had an accumulated deficit since inception of $179,461,359.

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

The Company commenced operations in 2009, and its operations have been primarily limited to organizing and staffing ESSA, business planning, raising capital, establishing relationships with consultants and contract vendors with relevant expertise, acquiring the in-licensing of intellectual property, filing patent applications, discovering and developing novel small molecule product candidates, conducting preliminary preclinical research, preparing for and conducting early-stage clinical trials. ESSA is a development stage company with limited operating history and no revenue. As a development stage company ESSA may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors. If the Company’s trials are successful, ESSA will need to transition at some point from a company with a research and development focus to a company capable of supporting commercial activities. ESSA may not be successful in such a transition. ESSA has identified a product candidate, masofaniten (EPI-7386), to advance through clinical development but does not have any products ready for commercialization. Consequently, evaluating ESSA’s performance, viability or future success will be more difficult than if ESSA had a longer operating history or approved products on the market.

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

If third parties successfully assert their intellectual property rights against ESSA, ESSA might be barred from using certain aspects of its intellectual property portfolio or barred from developing and commercializing certain products. Prohibitions against using certain technologies or prohibitions against commercializing certain products could be imposed by a court or by a settlement agreement between the Company and a plaintiff. In addition, if ESSA is unsuccessful in defending against allegations that it has infringed, misappropriated or otherwise violated patent or other intellectual property rights of others, the Company may be forced to pay substantial damage awards to a plaintiff. If litigation leads to an outcome unfavorable to the Company or in order to avoid or settle potential claims, the Company may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both, which could be substantial, in order to continue the Company’s development or to commercialize any resulting product. It is possible that the necessary license will not be available to the Company on commercially acceptable terms, or at all. These licenses may not be available on acceptable terms, or at all. Even if the Company or any future collaborators were able to obtain a license, the rights may be nonexclusive, which could result in the Company’s competitors gaining access to the same intellectual property. Ultimately, the Company could be prevented from commercializing a product, or be forced, by court order or otherwise, to cease some or all aspects of its business operations, if, as a result of actual or threatened patent or other intellectual property claims, we are unable to enter into licenses on acceptable terms. Alternatively, the Company may be required to modify or redesign its current or future products, if any, in order to avoid infringing or otherwise violating third-party intellectual property rights. This may not be technically or commercially feasible, may render those products less competitive, or may delay or prevent the entry of those products to the market. Further, the Company could be found liable for significant monetary damages as a result of claims of intellectual property infringement.

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

In addition to patents, ESSA relies on technical know-how and proprietary information concerning the Company’s, business strategy and product candidates in order to protect its competitive position. ESSA’s employees are required to sign agreements which protect the Company’s proprietary information and intellectual property rights. In the course of ESSA’s research and development activities and its business activities and operations, the Company relies on confidentiality and service agreements with its third-party service providers, consultants and contractors, to protect its proprietary information and intellectual property rights. Such assignment agreements may be breached, and the Company may be forced to bring claims against third parties, or defend claims that third parties may bring against the Company. In addition, the Company’s employees, consultants, contractors, business partners or outside scientific collaborators may intentionally or inadvertently disclose the Company’s proprietary information in breach of these agreements. Third parties working collaboratively with ESSA may have certain rights to publish data and may fail to notify ESSA of such publication and ESSA in turn may fail to apply for patent protection prior to such disclosure. It is possible that a competitor may make use of such information disclosure, and that ESSA’s competitive position could be compromised. Enforcing a claim that a third party illegally obtained and is using any of ESSA’s proprietary information is expensive and time consuming, and the outcome may be unpredictable. In addition, courts outside the U.S. sometimes may be less willing than U.S. courts to protect proprietary information and know-how. Moreover, the Company’s competitors may independently develop equivalent knowledge, methods and know-how. If the Company cannot maintain the confidentiality of its proprietary technology and other confidential information, then the Company’s ability to obtain patent protection could be jeopardized, which could adversely affect ESSA’s competitive position.

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

During the course of any intellectual property litigation, there could be public announcements of the initiation of the litigation as well as results of hearings, rulings on motions, and other interim proceedings in such litigation. If securities analysts or investors regard these announcements as negative, the perceived value of the Company’s existing products, programs or intellectual property could be diminished. Accordingly, the market price of shares of the Company’s Common Shares may decline. Such announcements could also harm ESSA’s reputation or the market for the Company’s future products, which could significantly harm the Company’s business, financial condition, results of operations and prospects.

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

In the ordinary course of ESSA’s business, the Company collects, stores and transmits confidential information, including intellectual property, proprietary business information and personal information. Despite the implementation of security measures, ESSA’s internal computer systems, and those of other third parties on which the Company relies, including, but not limited to, ESSA’s CROs, collaborators, contractors or consultants, are vulnerable to damage from computer viruses, unauthorized access, cyberattacks, natural disasters, fire, terrorism, war and telecommunication and electrical failures. Cyberattacks are increasing in their frequency, sophistication and intensity. Cyberattacks could include the deployment of harmful malware, denial-of-service attacks, social engineering and other means to affect service reliability and threaten the confidentiality, integrity and availability of information. Significant disruptions of ESSA’s information technology systems or security breaches could adversely affect ESSA’s business operations and/or result in the loss, misappropriation, and/or unauthorized access, use or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information and personal information), and could result in financial, legal, business and reputational harm to the Company.

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

The biotechnology and pharmaceutical industries are intensely competitive and subject to rapid and significant technological change with a strong emphasis on proprietary and novel products and product candidates. ESSA’s competitors may develop products, product candidates and processes competitive to ESSA’s masofaniten (EPI-7386). The Company’s potential competitors in the United States and globally include large, multi-national pharmaceutical companies, established biotechnology companies, specialty pharmaceutical sales and marketing companies, specialized cancer treatment companies, emerging and start-up companies, universities and other research institutions. Many companies, as well as research organizations, currently engage in, or have in the past engaged in, efforts related to the development of products in the same therapeutic areas as ESSA does. Due to the size of the prostate cancer treatment market and the large unmet medical need for products that treat CRPC, a number of the world’s largest pharmaceutical companies are developing, or could potentially develop, products that could compete with the Company’s future product candidates. Products ESSA may develop in the future are also likely to face competition from other product therapies, some of which ESSA may not be currently aware.

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

If product liability lawsuits are brought against the Company or its strategic partners, it may incur substantial liabilities and may be required to cease or limit the sale, marketing and distribution of its product candidate and potential future products.

The Company or its strategic partners could face a potential risk of product liability as a result of its potential sales, marketing and distribution activities relating to any future commercialization of any future product. For example, the Company may be sued if any product it develops allegedly causes injury or is found to be otherwise unsuitable during product testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability and a breach of warranties. Claims could also be asserted under U.S. state or Canadian provincial or other foreign consumer protection legislation. If the Company cannot successfully defend itself against product liability claims, it may incur substantial liabilities or be required to cease or limit the sale, marketing and distribution of its products. Even successful defense against product liability claims would require significant financial and management resources. Regardless of the merits or eventual outcome, liability claims may result in:

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

Efforts to ensure that ESSA’s business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that ESSA’s business practices do not comply with current or future statutes, regulations, agency guidance, or case law involving applicable fraud and abuse or other healthcare laws and regulations. If ESSA’s operations are found to be in violation of any of these laws or any other governmental regulations that may apply to ESSA, the Company may be subject to penalties, including, without limitation, significant civil, criminal and administrative penalties, damages, fines, disgorgement, exclusion from government funded healthcare programs, such as Medicare and Medicaid, contractual damages, reputational harm, administrative burdens and diminished profits and future earnings, and the curtailment or restructuring of ESSA’s operations. If any physicians or other healthcare providers or entities with whom ESSA expects to do business are found to not be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs. Moreover, ESSA expects there will continue to be federal and state laws and regulations, proposed and implemented, that could impact ESSA’s operations and business. The extent to which future legislation or regulations, if any, relating to healthcare fraud abuse laws or enforcement, may be enacted or what effect such legislation or regulation would have on ESSA’s business remains uncertain.

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

ESSA believes it was classified as a passive foreign investment company (“PFIC”) for the taxable year ending September 30, 2023 and believes it may be classified as a PFIC for the current taxable year and in future taxable years. However, the determination as to whether ESSA is a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. If ESSA is a PFIC for any taxable year during which a U.S. Holder (as defined under “United States Income Tax Considerations”) holds the Common Shares, it would likely result in adverse U.S. federal income tax consequences for such U.S. Holder. U.S. Holders should carefully read “United States Income Tax Considerations—Passive Foreign Investment Company Rules” for more information and consult their own tax advisors regarding the consequences of ESSA being treated as a PFIC for U.S. federal income tax purposes, including the advisability of making a qualified electing fund (“QEF”) election (including a protective election), which may mitigate certain possible adverse U.S. federal income tax consequences but may result in an inclusion in gross income without receipt of such income.

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

Additionally, as of September 30, 2023, there are 2,920,000 pre-funded warrants outstanding, which are exercisable into Common Shares at a nominal exercise price. If holders of these pre-funded warrants exercise these securities, existing shareholders will suffer dilution to their voting power and the Company may experience dilution in its earnings per share, as well as a negative impact on its share price.

An active trading market for the Common Shares may not be sustained.

Although ESSA has listed the Common Shares on the Nasdaq, an active trading market for the Common Shares may not be sustained. If an active trading market for the Common Shares is not maintained, the liquidity of the Common Shares and the prices that may be obtained for the Common Shares will be adversely affected. As of September 30, 2023, ESSA’s public float, which is defined as Common Shares outstanding minus Common Shares held by officers, directors, or beneficial holders of greater than 10% of ESSA’s outstanding Common Shares, represented approximately 60.17% of ESSA’s outstanding Common Shares. In addition, the Company is aware of a number of significant shareholders, defined as a holding greater than 5%, who have participated in recent financings. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling ESSA’s Common Shares may adversely affect the price of the Common Shares. Historically, securities similar to ESSA’s Common Shares have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance and could result in rapid and substantial losses for shareholders.

General Risk Factors

Widespread health concerns, pandemics or epidemics, and other outbreaks of illness may negatively affect the Company’s ability to maintain operations and execute its business plan.

Widespread health concerns, pandemics, and other outbreaks of illness, particularly in North America but also globally, can have evolving and uncertain impacts on our business. In March 2020, the Company made the decision to transition employees to primarily remote working arrangements. This continues to the present, but the Company has taken steps to maintain internal communication, and operations have thus far continued on schedule and with minimal interruption. Although COVID-19 has not yet had any material adverse impact on the Company’s operations or financial condition, there can be no assurances that it, widespread health concerns, or other outbreaks of illness will not have an impact on the Company’s business, operations or financial condition going forward. The Company has experienced significant delays in enrolling patients in its clinical trials, directly or indirectly related to COVID-19, resulting in resource constraints at clinical trial sites, as well as competition for patients with other studies being pursued by other entities. As a result of any widespread health concern, pandemic, or other outbreaks of illness, including the COVID-19 pandemic, the Company has and may continue to experience disruptions that severely impact our business, commercialization, third party vendor operations, including foreign and domestic supply chains, or delays in clinical trial activities, including:

●	delays or difficulties in initiating clinical trial sites;
●	delays or difficulties in enrolling patients in our current and potential future clinical trials of masofaniten (EPI-7386);
●	disruption to and delays in preclinical research and analysis activities due to an extended temporary closure of contract lab facilities;
●	disruptions in supply, logistics or other activities related to the procurement of materials, which could have a negative impact on the Company’s ability to conduct preclinical studies, initiate or complete clinical trials or commercialize product candidates;
●	diversion of healthcare resources away from conducting clinical trials;
●	interruption of key preclinical studies and clinical trial activities, due to limitations on travel imposed or recommended by federal, state, provincial or municipal governments, employers and others;
●	limitations in resources that would otherwise be focused on the conduct of the Company’s business or current or planned preclinical studies or clinical trials, including due to sickness, restrictions on travel, prolonged stay-at-home or shelter-in-place orders and other COVID-19 related concerns;
●	changes in regulations as part of a response to the COVID-19 outbreak which may require the Company to change the ways in which the preclinical studies and clinical trials are conducted and incur unexpected costs, or requires the Company to discontinue our preclinical research or clinical trials altogether;

●	delays in receiving regulatory approvals;
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel; and
●	limitations on the Company’s ability to recruit preclinical research, clinical, regulatory and other professional staff on the timeframe required to support research and development programs.

Government and health authority intervention in the face of a widespread health concern, pandemic, or other outbreak of illness may vary greatly in the various geographic regions in which we operate. The extent to which a widespread health concern may impact our business, commercialization, pre-clinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

If ESSA is unable to implement and maintain effective internal control over financial reporting in the future, ESSA may not be able to report financial results accurately or prevent fraud. In that case, investors may lose confidence in the accuracy and completeness of ESSA’s financial reports and the market price of ESSA’s Common Shares may be negatively affected.

Maintaining effective internal control over financial reporting is necessary for ESSA to produce reliable financial reports and is important in helping to prevent financial fraud. If ESSA is unable to maintain adequate internal controls, ESSA’s business and operating results could be harmed.

Pursuant to Section 404(a) of the Sarbanes-Oxley Act and the related rules of the SEC, ESSA’s management is required to, among other things, assess annually the effectiveness of its internal control over financial reporting and certify that it has established effective disclosure controls and procedures and internal controls over financial reporting for the period ended September 30, 2023.

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

Item 1B.     Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Not applicable.

Item 2.     Properties

Our headquarters are located in Vancouver, British Columbia, where we rent office space on a short-term lease. Our U.S. offices are located in South San Francisco, California. In March 2018, we entered into a lease for the South San Francisco office that expired on March 31, 2021, and which we have extended to May 31, 2024.

We believe that our existing facilities are adequate for our immediate needs and can accommodate our anticipated growth. We believe that, should it be needed, additional space can be leased to accommodate any future growth.

Item 3.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2023, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities Market Information

Our Common Shares began trading on the Nasdaq under the symbol “EPIX” on July 9, 2015.

	Nasdaq
	High	Low

	US$
Quarter Ended
September 30, 2023	3.31	2.58
June 30, 2023	3.48	2.56
March 31, 2023	3.63	2.45
December 31, 2022	5.16	1.40
September 30, 2022	3.68	1.66
June 30, 2022	8.03	3.13
March 31, 2022	14.88	6.00
December 31, 2021	14.78	7.54

On December 8, 2023, the last reported sale price of our Common Shares on the Nasdaq was $5.46 per share.

Holders

As at December 8, 2023, there were approximately 346 holders of record of ESSA’s Common Shares. This number does not include beneficial owners whose shares are held in “street name” by banks, brokers, and other financial institutions.

Dividends

We have never paid any dividends on our Common Shares or any of our other securities. We currently intend to retain any future earnings to finance the growth and development of our business, and we do not anticipate that we will declare or pay any cash dividends in the foreseeable future. Any future determination to pay cash dividends will be at the discretion of our Board and will be dependent upon our financial condition, results of operations, capital requirements, restrictions under any future indebtedness and other factors the Board deems relevant.

Certain Canadian Federal Income Tax Considerations for United States Holders

The following generally summarizes certain Canadian federal income tax consequences generally applicable under the Income Tax Act (Canada) and the regulations enacted thereunder (collectively, the “Canadian Tax Act”) and the Canada-United States Tax Convention (1980) (the “Convention”) to the holding and disposition of Common Shares. Comment is restricted to holders of Common Shares each of whom, at all material times for the purposes of the Canadian Tax Act and the Convention, (i) is resident solely in the United States for tax purposes, (ii) is a “qualifying person” under, and entitled to the benefits of, the Convention, (iii) holds all Common Shares as capital property, (iv) holds no Common Shares that are “taxable Canadian property” (as defined in the Canadian Tax Act) of the holder, (v) deals at arm’s length with and is not affiliated with ESSA, (vi) does not and is not deemed to use or hold any Common Shares in a business carried on in Canada, (vii) is not an insurer that carries on business in Canada and elsewhere, and (viii) is not an “authorized foreign bank” (as defined in the Canadian Tax Act) (each such holder, a “U.S. Resident Holder”).

Certain U.S.-resident entities that are fiscally transparent for United States federal income tax purposes (including certain limited liability companies) may not in all circumstances be entitled to the benefits of the Convention. Members of or holders of an interest in such an entity that holds Common Shares should consult their own tax advisers regarding the extent, if any, to which the benefits of the Convention will apply to the entity in respect of its Common Shares.

Generally, a U.S. Resident Holder’s Common Shares will be considered to be capital property of such holder provided that the U.S. Resident Holder is not a trader or dealer in securities, did not acquire, hold, or dispose of the Common Shares in one or more transactions considered to be an adventure or concern in the nature of trade, and does not hold the Common Shares in the course of carrying on a business.

This summary is based on the information contained in this Form 10-K, the current provisions of the Canadian Tax Act and the Convention in effect on the date hereof, all specific proposals to amend the Canadian Tax Act and Convention publicly announced by or on behalf of the Minister of Finance (Canada) on or before the date hereof, and the current published administrative and assessing policies of the Canada Revenue Agency (the “CRA”). It is assumed that all such amendments will be enacted as currently proposed, and that there will be no other material change to any applicable law or administrative or assessing practice, whether by way of judicial, legislative or governmental decision or action, although no assurance can be given in these respects. Except as otherwise expressly provided, this summary does not take into account any provincial, territorial, or foreign tax considerations, which may differ materially from those set out herein.

This summary is of a general nature only, is not exhaustive of all possible Canadian federal income tax considerations, and is not intended to be and should not be construed as legal or tax advice to any particular U.S. Resident Holder. U.S. Resident Holders are urged to consult their own tax advisers for advice with respect to their particular circumstances. The discussion below is qualified accordingly.

Generally, a U.S. Resident Holder’s Common Shares will not constitute “taxable Canadian property” of such holder at a particular time provided the Common Shares are listed on a “designated stock exchange” (which currently includes the TSX and Nasdaq) unless both of the following conditions are concurrently met:

(i)at any time during the 60-month period that ends at the particular time, 25% or more of the issued shares of any class of the capital stock of ESSA were owned by or belonged to one or any combination of:

A.the U.S. Resident Holder,

B.persons with whom the U.S. Resident Holder did not deal at arm’s length, and

C.partnerships in which the U.S. Resident Holder or a person referred to in clause (B) above holds a membership interest directly or indirectly through one or more partnerships, and

(ii)at any time during the 60-month period that ends at the particular time, more than 50% of the fair market value of the Common Shares was derived, directly or indirectly, from one or any combination of (a) real or immovable property situated in Canada; (b) “Canadian resource properties” (as defined in the Canadian Tax Act); (c) “timber resource properties” (as defined in the Canadian Tax Act); or (d) options in respect of, interests in, or civil law rights in, such properties, whether or not the property exists.

Common Shares may also be deemed to be “taxable Canadian property” in certain circumstances set out in the Canadian Tax Act.

A U.S. Resident Holder who disposes or is deemed to dispose of one or more Common Shares generally should not thereby incur any liability for Canadian federal income tax in respect of any capital gain arising as a consequence of the disposition.

A U.S. Resident Holder to whom ESSA pays or credits or is deemed to pay or credit a dividend on such holder’s Common Shares will generally be subject to Canadian withholding tax, and ESSA will be required to withhold the tax from the dividend and remit it to the CRA for the holder’s account. The rate of withholding tax under the Canadian Tax Act is 25% of the gross amount of the dividend, but should generally be reduced under the Convention to 15% (or, if the U.S. Resident Holder is a company which is the beneficial owner of at least 10% of the voting stock of ESSA, 5%) of the gross amount of the dividend. For this purpose, a company that is a resident of the United States for purposes of the Convention and is entitled to the benefits of the Convention shall be considered to own the voting stock of ESSA owned by an entity that is considered fiscally transparent under the laws of the United States and that is not a resident of Canada, in proportion to such company’s ownership interest in that entity.

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

Passive Foreign Investment Company Rules

A foreign corporation will be considered a PFIC for any taxable year in which (1) 75% or more of its gross income is “passive income” under the PFIC rules or (2) 50% or more of the average quarterly value of its assets produce (or are held for the production of) “passive income.” For this purpose, “passive income” generally includes interest, dividends, certain rents and royalties, and certain gains. Moreover, for purposes of determining if the foreign corporation is a PFIC, if the foreign corporation owns, directly or indirectly, at least 25%, by value, of the shares of another corporation, it will be treated as if it holds directly its proportionate share of the assets and receives directly its proportionate share of the income of such other corporation. If a corporation is treated as a PFIC with respect to a U.S. Holder for any taxable year, the corporation will continue to be treated as a PFIC with respect to that U.S. Holder in all succeeding taxable years, regardless of whether the corporation continues to meet the PFIC requirements in such years, unless certain elections are made.

The determination as to whether a foreign corporation is a PFIC is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations, and the determination will depend on the composition of the income, expenses and assets of the foreign corporation from time to time and the nature of the activities performed by its officers and employees. ESSA believes that it was classified as a PFIC for the taxable year ending September 30, 2023, and ESSA believes that it may be classified as a PFIC for the current taxable year and in future taxable years. However, our actual PFIC status for the current or any future taxable year is uncertain and cannot be determined until after the end of such taxable year.

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

Issuer Repurchases of Equity Securities

None.

Item 6.     [Reserved.]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward -looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. Throughout this discussion, unless the context specifies or implies otherwise, the terms “ESSA,” “the Company,” “we,” “us,” and “our” refer to ESSA Pharma Inc. and its subsidiaries. For a discussion regarding our financial condition and results of operations for fiscal 2022 as compared to fiscals 2021 and 2020 see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2022, filed with the SEC on December 13, 2022.

Overview

ESSA is a clinical stage pharmaceutical company, focused on developing novel and proprietary therapies for the treatment of prostate cancer with an initial focus on patients whose disease is progressing despite treatment with current standard of care therapies, including second-generation antiandrogen drugs such as abiraterone, enzalutamide, apalutamide, and darolutamide. The Company believes its latest series of investigational compounds, including its product candidate masofaniten (EPI-7386), have the potential to significantly expand the interval of time in which patients with castration-resistant prostate cancer can benefit from anti-hormone-based therapies. Specifically, the compounds are designed to disrupt the androgen receptor signaling pathway, the primary pathway that drives prostate cancer growth and prevent AR activation through selective binding to the N-terminal domain of the AR. In this respect, the Company’s compounds are designed to differ from classical non-steroid antiandrogens. These antiandrogens interfere either with androgen synthesis (i.e., abiraterone), or with the binding of androgens to the ligand-binding domain, located at the opposite end of the receptor from the NTD (i.e., lutamides). A functional NTD is essential for activation of the AR; blocking the NTD inhibits AR-driven transcription and therefore androgen-driven biology.

General Development of the Business

Significant Business Developments for the Year Ended September 30, 2023

On October 26-28, 2023, the Company presented updated dose escalation data from its Phase 1/2 study evaluating masofaniten (EPI-7386) in combination with enzalutamide at the 30th Annual Prostate Cancer Foundation Scientific Retreat.

The data presented were from the first four cohorts of patients in the Phase 1 dose escalation portion of the study. The data indicated that masofaniten (EPI-7386) had no effect on enzalutamide exposure, thus allowing the use of full dose per label (160mg) of enzalutamide in combination. It also indicated that enzalutamide reduces masofaniten (EPI-7386) exposure but twice daily dosing of masofaniten (EPI-7386) appears to mitigate the reduction and maintains clinically relevant drug exposures.

In patients evaluable for safety (n=18), masofaniten (EPI-7386) combined with enzalutamide, was well-tolerated at the doses tested through 21 cycles of dosing in some patients. The most frequent adverse events were Grade 1 and 2, related to either AR inhibition or gastrointestinal tract irritation. In Cohort 4, one patient experienced a Grade 3 rash, which was observed immediately following administration of masofaniten (EPI-7386) combined with enzalutamide and deemed probably related.

In the patients evaluable for efficacy (n=16), rapid, deep and durable reductions in PSA were observed, regardless of previous chemotherapy status, including in patients who received lower than the full dose of enzalutamide (120 mg). In the first three cohorts, 90% of patients (9 of 10) achieved PSA50 and PSA90, 80% of patients (8 of 10) achieved PSA90 in less than 90 days, and 70% of patients (7 of 10) achieved PSA <0.2ng/mL. Across all dose cohorts including patients in the recently enrolled Cohort 4, 88% of patients (14 of 16) achieved PSA50, 81% of patients (13 of 16) achieved PSA90,

69% of patients (11 of 16) achieved PSA90 in less than 90 days, and 56% of patients (9 of 16) achieved PSA <0.2ng/mL. The randomized Phase 2 dose expansion portion of the study was reported to be enrolling.

On October 20-24, 2023, the Company presented the same updated dose escalation data from its Phase 1/2 study evaluating masofaniten (EPI-7386) in combination with enzalutamide at the European Society of Medical Oncology (ESMO) 2023 Congress.

On October 3, 2023, the Company filed a prospectus supplement to its registration statement on Form S-3, including a base prospectus, with the SEC. Further to this, on November 6, 2023, the Company announced that it had entered into the ATM Sales Agreement with Jefferies LLC, effective as of November 3, 2023. Under the ATM Sales Agreement, ESSA may, within the period that the ATM Sales Agreement is in effect, sell its Common Shares from time to time for up to US$50.0 million in aggregate sales proceeds. No offers or sales of Common Shares will be made in Canada, to anyone known by Jefferies LLC to be a resident of Canada or on or through the facilities of any stock exchange or trading markets in Canada.

On September 18, 2023, the Company announced the initiation of the Phase 2 portion of its Phase 1/2 study evaluating its lead candidate, masofaniten (EPI-7386) in combination with Astellas and Pfizer's enzalutamide in patients with mCRPC naïve to second-generation antiandrogens

On August 31, 2023, the Company announced the establishment of Automatic Securities Disposition Plans for its President and Chief Executive Officer, David R. Parkinson and its Executive Vice President and Chief Operating Officer, Peter Virsik.

On June 6, 2023, the Company appointed Lauren Merendino to its Board.

On April 12, 2023, the Company announced it had entered into a clinical trial support agreement with Janssen. ESSA will sponsor and conduct a Phase 1 clinical trial evaluating the safety, pharmacokinetics, drug-drug interactions, and preliminary anti-tumor activity of masofaniten (EPI-7386) when administered in combination with either apalutamide or abiraterone acetate plus prednisone. Janssen will supply apalutamide and abiraterone acetate.

On February 16-19, 2023, the Company presented analyses of initial clinical data from two Phase 1 studies of masofaniten (EPI-7386) in patients with mCRPC at the American Society of Clinical Oncology Genitourinary Cancers Symposium. The Company presented an update to the Phase 1 monotherapy study demonstrating that masofaniten (EPI-7386) single agent showed a favorable safety profile and was well tolerated up to a daily dose of 1200 mg (600 mg BID), achieved target clinical exposures and showed preliminary signals of anti-tumor activity in heavily pretreated mCRPC patients. The second poster presented preliminary results to the Phase 1/2 trial of masofaniten (EPI-7386) in combination with Astellas and Pfizer’s AR inhibitor, enzalutamide. Ten patients had been enrolled in the first three cohorts: three in cohort 1 (600 mg QD masofaniten (EPI-7386) and 120 mg QD enzalutamide), four in cohort 2 (800 mg QD masofaniten (EPI-7386) and 120 mg QD enzalutamide) and three in cohort 3 (600 mg BID masofaniten (EPI-7386) and 120 mg QD enzalutamide). At that time, the DLT period had not cleared for cohort 3. For the first 2 cohorts that cleared the DLT period, no DLTs were observed, and the safety profile was consistent with second-generation antiandrogens (e.g., Grade 1 or 2 AEs of fatigue and hot flushes). Pharmacokinetic results from cohorts 1 and 2 had demonstrated that enzalutamide exposure was minimally impacted by masofaniten (EPI-7386), while, as expected, masofaniten (EPI-7386) exposure was reduced by approximately 60% by enzalutamide (a well established CYP3A4 inducer). The observed masofaniten (EPI-7386) exposures remained in the clinically relevant range suggested by pre-clinical xenograph studies. Five out of six evaluable patients enrolled in the first two cohorts showed a PSA decrease >90% regardless of the patients previous chemotherapy status, and four out of six evaluable patients PSA levels reached < 0.2 ng/mL. All five patients that experienced biochemical responses showed stable disease by imaging.

Financing and Capital

On November 6, 2023, the Company announced that it had entered into the ATM Sales Agreement with Jefferies LLC, effective as of November 3, 2023. Under the ATM Sales Agreement, ESSA may, within the period that the ATM Sales Agreement is in effect, sell its Common Shares from time to time for up to US$50.0 million in aggregate sales proceeds.

No offers or sales of Common Shares will be made in Canada, to anyone known by Jefferies LLC to be a resident of Canada or on or through the facilities of any stock exchange or trading markets in Canada.

ESSA has never been profitable and has incurred net losses since inception. ESSA’s net losses were $26,567,596 and $35,161,917 for the years ended September 30, 2023 and 2022, respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations

The following table sets forth ESSA’s consolidated statements of financial position and consolidated statements of loss and comprehensive loss as at and for the fiscal years ended September 30, 2023 and 2022:

(US$)	Year Ended	Year Ended
Income Statement Data	September 30, 2023	September 30, 2022
Revenue	—	—
Research and development, net of recoveries	21,322,530	24,415,246
Financing costs	6,942	13,746
General and administration, net of recoveries	10,811,574	12,544,760
Total operating expenses	(32,141,046)	(36,973,752)
Net loss for the year	(26,582,343)	(35,103,251)
Loss and comprehensive loss	(26,567,596)	(35,161,917)
Balance Sheet Data
Cash	33,701,912	57,076,475
Prepaids and other current assets	115,094,966	111,982,866
Deposits	257,245	259,455
Right-of-use assets	68,008	186,499
Total assets	149,122,131	169,505,295
Accounts payable and accrued liabilities	3,414,743	2,176,565
Income tax payable	—	—
Lease liabilities	80,328	210,252
Shareholders’ equity	145,627,060	167,118,478
Total liabilities and shareholders’ equity	149,122,131	169,505,295

Results of Operations for the Fiscal Years Ended September 30, 2023 and 2022

There was no revenue in any of the fiscal years as reported. The Company incurred a comprehensive loss of $26,567,596 for the year ended September 30, 2023 compared to a comprehensive loss of $35,161,917 for the year ended September 30, 2022. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors described below.

Research and Development Expenditures

R&D expense included the following major expenses by nature:

	Year ended
	September 30, 2023	September 30, 2022
Preclinical and data analysis	$6,081,575	$8,134,161
Clinical	5,780,660	4,872,268
Salaries and benefits	2,712,168	2,073,188
Share-based payments	2,627,505	4,322,844
Manufacturing	2,356,472	2,946,412
Legal patents and license fees	919,859	1,123,319
Consulting	430,260	511,590
Other	213,972	204,334
Travel and other	137,285	144,645
Royalties	62,774	82,485
Total	$21,322,530	$24,415,246

The overall R&D expense for the year ended September 30, 2023 was $21,322,530 compared to $24,415,246 for the year ended September 30, 2022 and includes non-cash expense related to share-based payments expense of $2,627,505 (2022 - $4,322,844). R&D expense in 2023 reflects the ongoing clinical trial of masofaniten (EPI-7386).

Preclinical costs of $6,081,575 (2022 - $8,134,161) were generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trial related to the Phase 1 study and work on preclinical pipeline and Anitac compounds.

Clinical costs of $5,780,660 (2022 - $4,872,268) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the Phase 1 clinical trial of masofaniten (EPI-7386).

Salaries and benefits, related to preclinical and clinical staff, have increased to $2,712,168 (2022 - $2,073,188) as a result of an increased number of preclinical and clinical staff.

The share-based payments expense of $2,627,505 (2022 - $4,322,844), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management personnel and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Manufacturing costs of $2,356,472 (2022 - $2,946,412) for the year ended September 30, 2023 includes amount for cGMP manufacturing of masofaniten (EPI-7386) drug supply to support the ongoing clinical trial as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of masofaniten (EPI-7386).

Legal patents and license fees decreased to $919,859 (2022 - $1,123,319). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

Consulting costs decreased to $430,260 (2022 - $511,590) for the year ended September 30, 2023 primarily resulting from contract project management services.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Year ended
	September 30, 2023	September 30, 2022
Salaries and benefits	$4,303,570	$3,710,999
Share-based payments	2,379,965	3,565,241
Insurance	1,724,746	2,088,637
Professional fees	1,019,989	901,282
Investor relations	602,645	577,350
Office, insurance, IT and communications	529,301	554,255
Director fees	392,667	343,083
Regulatory fees and transfer agent	202,525	197,877
Travel and other	179,302	146,603
Rent	22,567	9,443
Consulting and subcontractor fees	8,700	185,292
Amortization/(Accretion)	(554,403)	264,698
Total	$10,811,574	$12,544,760

General and administration expenses decreased to $10,811,574 for the year ended September 30, 2023 from $12,544,760 in the year ended September 30, 2022 and included non-cash expense related to share-based payments of $2,379,965 (2022 - $3,565,241). This non-cash expense relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits expense increased to $4,303,570 (2022 - $3,710,999) reflecting merit related salary adjustment and bonuses paid to employees and additional support staff costs.

Insurance expense of $1,724,746 (2022 - $2,088,637) decreased in the current year following lower insurance renewal premiums relative to the Company’s activities, risk mitigation choices and insurance market pricing trends.

Professional fees of $1,019,989 (2022 - $901,282) were incurred for legal and accounting services in conjunction with ongoing corporate activities.

Consulting and subcontractor fees of $8,700 (2022 - $185,292) decreased following the termination of a support services contract in late fiscal 2022.

Amortization/(Accretion) recognized varies relative to the Company’s investment holdings and market conditions for expected investment returns. Over the periods presented, the Company had a larger investment holding and had benefited from higher interest rates.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As at September 30, 2023, the Company had working capital of $145,301,807 (2022 - $166,748,942). Operational activities during the year ended September 30, 2023 were financed mainly by proceeds from financings in July 2020 and February 2021. At September 30, 2023, the Company had available cash reserves and short-term investments of $148,076,401 (2022 - $167,237,504) to settle current liabilities of $3,495,071 (2022 - $2,310,399). At September 30, 2023, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months. The Company expects its current cash runway to fund its operations and ESSA-sponsored clinical programs through 2025, including under Clinical Trial – EPI-7386-CS-001, the Part B Combination – Cohort 1 – Combination with abiraterone acetate/prednisone and the Part B Combination – Cohort 2 – Window of opportunity with clinical endpoints followed by combination with apalutamide study, also under Clinical Trial – EPI-7386-CS-010, the Phase 2 combination study with enzalutamide, and an investigator-sponsored study of masofaniten (EPI-7386) and darolutamide.

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

Trend Information

ESSA is a clinical stage pharmaceutical company and does not currently generate revenue. The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain Licensed IP. As at the date of this Annual Report, no products are in commercial production or use. The Company’s financial success will be dependent upon its ability to continue development of its compounds through preclinical and clinical stages to commercialization.

Safe Harbor

See “Cautionary Note Regarding Forward-Looking Statements” in the introduction to this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30, 2023 and 2022

DAVIDSON & COMPANY LLP Chartered Professional Accountants

A member of Nexia International

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Davidson-co.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

ESSA Pharma Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ESSA Pharma Inc. (the “Company”) as of September 30, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, cash flows, and changes in shareholders’ equity for the years ended September 30, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2023 and 2022, and the results of its operations and its cash flows for the years ended September 30, 2023 and 2022 in conformity with accounting principles generally accepted in the United States of America.

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

We have not identified any critical audit matters for the years ended September 30, 2023 and 2022.

We have served as the Company’s auditor since 2012.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada                                                                                                       Chartered Professional Accountants

December 12, 2023

ESSA PHARMA INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

AS AT SEPTEMBER 30

	2023	2022

ASSETS

Current
Cash and cash equivalents	$33,701,912	$57,076,475
Short-term investments (Note 4)	114,374,489	110,161,029
Receivables	135,057	6,211
Prepaids (Note 5)	585,420	1,815,626

	148,796,878	169,059,341

Deposits	257,245	259,455
Operating lease right-of-use assets (Note 7)	68,008	186,499

Total assets	$149,122,131	$169,505,295

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$3,414,743	$2,176,565
Current portion of operating lease liabilities (Note 7)	80,328	133,834

	3,495,071	2,310,399

Operating lease liabilities (Note 7)	—	76,418

Total liabilities	3,495,071	2,386,817

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,100,838 issued and outstanding (September 30, 2022 – 44,073,076) (Note 9)	278,161,537	278,089,136
Additional paid-in capital (Note 9)	49,047,280	44,043,503
Accumulated other comprehensive loss	(2,120,398)	(2,135,145)
Accumulated deficit	(179,461,359)	(152,879,016)

	145,627,060	167,118,478

Total liabilities and shareholders’ equity	$149,122,131	$169,505,295

Nature of operations (Note 1)

Commitments (Note 15)

Subsequent events (Note 16)

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30

	2023	2022

OPERATING EXPENSES
Research and development	$21,322,530	$24,415,246
Financing costs (Note 7)	6,942	13,746
General and administration	10,811,574	12,544,760

Total operating expenses	(32,141,046)	(36,973,752)

Foreign exchange	6,529	1,687
Interest and other income	5,553,774	1,736,641
Derivative liability gain (Note 8)	—	20,352

Loss for the year before taxes	(26,580,743)	(35,215,072)

Income tax recovery (expense) (Note 11)	(1,600)	111,821

Net loss for the year	(26,582,343)	(35,103,251)

OTHER COMPREHENSIVE LOSS
Unrealized gain (loss) on short-term investments (Note 4)	14,747	(58,666)

Loss and comprehensive loss for the year	$(26,567,596)	$(35,161,917)

Basic and diluted loss per common share	$(0.60)	$(0.80)

Weighted average number of common shares outstanding – basic and diluted	44,089,557	44,038,241

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(26,582,343)	$(35,103,251)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	118,491	121,787
Amortization/(Accretion) of premiums/discounts on short-term investments, net	(671,268)	69,653
Accretion of lease liability	6,942	13,305
Derivative liability gain	—	(20,352)
Accrued Investment income	374	(189,213)
Unrealized foreign exchange	(528)	845
Share-based payments	5,007,469	7,888,085

Changes in non-cash working capital items:
Receivables	(128,846)	482,801
Prepaids	1,232,416	366,256
Accounts payable and accrued liabilities	1,235,577	(1,629,065)

Net cash used in operating activities	(19,781,716)	(27,999,149)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(365,203,691)	(296,012,498)
Proceeds from short-term investments sold	361,676,542	242,959,084

Net cash used in investing activities	(3,527,149)	(53,053,414)

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	—	319,832
Shares purchased through employee share purchase plan	68,709	66,926
Lease payments	(136,866)	(134,023)

Net cash (used) provided by financing activities	(68,157)	252,735

Effect of foreign exchange on cash and cash equivalents	2,459	51,279
Change in cash and cash equivalents for the year	(23,374,563)	(80,748,549)
Cash and cash equivalents, beginning of year	57,076,475	137,825,024

Cash and cash equivalents, end of year	$33,701,912	$57,076,475

Supplemental Disclosure with respect to Cash Flows (Note 12)

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in United States dollars)

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2021	43,984,346	$277,415,176	$36,442,620	$(2,076,479)	$(117,775,765)	$194,005,552
Options exercised	72,910	568,854	(249,022)	—	—	319,832
Shares issued through employee share purchase plan	15,820	105,106	(38,180)	—	—	66,926
Share-based payments	—	—	7,888,085	—	—	7,888,085
Loss and comprehensive loss for the year	—	—	—	(58,666)	(35,103,251)	(35,161,917)

Balance, September 30, 2022	44,073,076	$278,089,136	$44,043,503	$(2,135,145)	$(152,879,016)	$167,118,478
Shares issued through employee share purchase plan	27,762	72,401	(3,692)	—	—	68,709
Share-based payments	—	—	5,007,469	—	—	5,007,469
Loss and comprehensive loss for the year	—	—	—	14,747	(26,582,343)	(26,567,596)

Balance, September 30, 2023	44,100,838	$278,161,537	$49,047,280	$(2,120,398)	$(179,461,359)	$145,627,060

The accompanying notes are an integral part of these consolidated financial statements.

1.     NATURE OF OPERATIONS

Nature of Operations

ESSA Pharma Inc. (the “Company”) was incorporated under the laws of the Province of British Columbia on January 6, 2009. The Company’s head office address is Suite 720 – 999 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5. The registered and records office address is Suite 3500, The Stack, 1133 Melville Street, Vancouver, British Columbia, V6E 4E5. The Company is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “EPIX”.

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has a license to certain patents (the “NTD Technology”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As at September 30, 2023, no products are in commercial production or use.

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

Use of Estimates

The preparation of the accompanying consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, expenses, contingent assets and contingent liabilities as at the end of, or during, the reporting period. Actual results could significantly differ from those estimates. Significant areas requiring management to make estimates include the valuation of equity instruments issued for services and income taxes. Further details of the nature of these assumptions and conditions may be found in the relevant notes to these consolidated financial statements.

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

Recently accounting pronouncements adopted

During the year ended September 30, 2023, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

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

Change in presentation

During the year ended September 30, 2023, the Company identified a presentation item that required adjustments to be recorded in the historical consolidated statements of cash flows to conform to the presentation required under U.S. GAAP. Interest from short-term investments of $705,020 for the year ended September 30, 2022 has been reclassified from investing activities to operating activities. There were no changes to net loss of the Company or earnings per share in the periods presented.

The Company believes this reclassification and presentation change in the historical consolidated statement of cash flow for the year ended September 30, 2022 is not material and has reflected this reclassification and presentation change in the comparative period included within these consolidated financial statements.

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 5.15%-5.40% per annum and have maturities of up to 12 months.

Short-term investments also consist of U.S. treasury securities, corporate debt securities and commercial paper. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive loss as a component of shareholders’ equity until realized. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

	As of September 30, 2023
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

U.S. Treasury securities	$72,802,531	$—	$(43,248)	$301,738	$73,061,021
GICs and Term deposits	41,141,314	—	—	172,154	41,313,468
Corporate debt securities	—	—	—	—	—

Balance, end of year	$113,943,845	$—	$(43,248)	$473,892	$114,374,489

	As of September 30, 2022
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

GICs and Term deposits	$89,688,690	$—	$—	$316,960	$90,005,650
U.S. Treasury securities	11,149,053	—	(39,590)	39,720	11,149,183
Corporate debt securities	3,034,417	—	(19,076)	29,258	3,044,599
Commercial paper	5,961,597	—	—	—	5,961,597

Balance, end of year	$109,833,757	$—	$(58,666)	$385,938	$110,161,029

As of September 30, 2023, short-term investments have an aggregate fair market value of $114.4 million (2022 – $110.2 million) were in an aggregate gross unrealized loss position of $43,248 (2022 - $58,666). The Company considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. Accordingly, no allowance for credit losses has been recorded as of September 30, 2023, and no realized gains or losses on sales of short-term investments have been recorded through September 30, 2023.

5.     PREPAIDS

	September 30,	September 30,
	2023	2022

Prepaid insurance	$24,839	$1,611,516
Prepaid CMC and clinical expenses and deposits	181,835	181,835
Other deposits and prepaid expenses	378,746	22,275

Balance, end of year	$585,420	$1,815,626

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30,	September 30,
	2023	2022

Accounts payable	$2,028,265	$954,598
Accrued expenses	845,730	807,484
Accrued vacation	540,748	414,483

Balance, end of year	$3,414,743	$2,176,565

7.     OPERATING LEASE

The Company’s operating leases included on the balance sheet are as follows:

Operating lease right-of-use assets
Balance, September 30, 2021	$308,286
Amortization	(121,787)

Balance, September 30, 2022	$186,499

Amortization	(118,491)

Balance, September 30, 2023	$68,008

Operating lease liabilities
Balance, September 30, 2021	$330,970
Accretion	13,305
Lease payments	(134,023)

Balance, September 30, 2022	$210,252

Accretion	6,942
Lease payments	(136,866)

Balance, September 30, 2023	$80,328

Operating lease liabilities with expected life of less than one year	$80,328
Operating lease liabilities with expected life greater than one year	$—

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At September 30, 2023, the Company’s incremental borrowing rate was 5.0% and the remaining lease term for the South Francisco office was 8 months.

Accretion expense of $6,942 (2022 - $13,305) have been recorded in “financing costs” in the statement of operations and comprehensive loss.

8.     DERIVATIVE LIABILITIES

In January 2016, the Company issued, pursuant to a financing, 227,273 warrants (“Warrants”) having an exercise price of $66.00 per common share. The holders of the Warrants had the ability to receive a variable number of shares pursuant to exercise terms or receive cash settlement under certain conditions. Pursuant to these conditions, the Warrants were treated as financial liabilities measured at fair value through profit or loss. The Warrants expired unexercised in the year ended September 30, 2023.

Valuation

The Company uses the Black-Scholes option pricing model to estimate fair value. The following weighted average assumptions were used to estimate the fair value of the derivative warrant liabilities on September 30, 2022:

	September 30,
	2022

Risk-free interest rate	3.55%
Expected life	0.28	years
Expected annualized volatility	73.3%
Dividend	—
Liquidity discount	20%

9.     SHAREHOLDERS’ EQUITY

Authorized

Unlimited common shares, without par value.

Unlimited preferred shares, without par value.

Omnibus incentive plan

On February 25, 2021, the Company adopted an omnibus incentive plan (“Omnibus Plan”) consistent with the policies and rules of Nasdaq. Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of September 30, 2023, the Company has not issued any instruments other than stock options under the Omnibus Plan.

Prior to the adoption of the Omnibus Plan, the Company issued equity compensation pursuant to the Company’s amended and restated stock option plan (the “Legacy Option Plan”), Amended and Restated Restricted Share Unit Plan (the “RSU Plan”) and Employee Stock Purchase Plan. Since the adoption of the Omnibus Plan, no further grants have been made under the Legacy Option Plan or RSU Plan, though existing grants under the Legacy Option Plan will continue in effect in accordance with their terms.

As of September 30, 2023, the Omnibus Plan has a maximum of 8,410,907 Common Shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s Common Shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six-month periods commencing on January 1 and July 1 and ending on June 30 and December 31 of each calendar year. As at September 30, 2023, the ESPP has a maximum of 208,836 (2022 –236,598) Common Shares reserved for issuance.

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

During the year ended September 30, 2023, the Company issued a total of 27,762 (2022 –15,820) Common Shares upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the year ended
	September 30,
	2023	2022

Research and development expense	$4,517	$16,381
General and administrative	7,031	13,562
	$11,548	$29,943

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2023	2022

Risk-free interest rate	4.90%	0.94%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	72.45%	89.42%
Dividend	—	—

Stock options

Pursuant to the Legacy Option Plan and Omnibus Plan, options were previously or may be granted, respectively, with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board at its discretion. The options issued under the Legacy Option Plan and Omnibus Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2021	6,803,230	$5.20
Options granted	1,347,500	4.55
Options exercised	(72,910)	(4.41)
Options expired/forfeited	(175,759)	(3.60)

Balance, September 30, 2022	7,902,061	$5.13
Options granted	300,000	2.97
Options expired/forfeited	(89,287)	(12.27)

Balance outstanding, September 30, 2023	8,112,774	$4.97
Balance exercisable, September 30, 2023	6,444,885	$4.79
*	Options exercisable in Canadian dollars as at September 30, 2023 are translated at current rates to reflect the current weighted average exercise price in U.S. dollars for all outstanding options.

At September 30, 2023, options were outstanding enabling holders to acquire Common Shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.39	50,000	8.96
	$2.70	20,000	9.59
	$2.71	20,000	9.57
	$2.91	175,000	9.33
	$2.97	15,000	9.65
	$3.05	50,000	9.69
	$3.23	3,629,400	6.02	*
	$3.59	26,667	6.05
	$3.60	910,000	8.75
	$3.75	20,000	9.18
	$3.81	185,816	5.36
	$4.00	539,518	4.22
	$4.67	168,227	6.09
	$5.99	190,000	8.56
	$7.00	1,458,646	7.20	*
	$8.47	120,000	8.04
	$9.76	50,000	8.39
	$13.96	190,000	7.29
	$29.63	100,000	7.58
	$31.62	50,000	7.67
C$	4.90	124,500	3.63	*
C$	5.06	20,000	5.36	*
		8,112,774	6.68

* 3,500 options expired unexercised and 41,250 options exercised subsequent to September 30, 2023

Share-based compensation

During the year ended September 30, 2023, the Company granted a total of 300,000 (2022 – 1,347,500) stock options with a weighted average fair value of $2.82 per option (2022 – $3.20).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the years ended September 30, 2023 and 2022 with allocations to its functional expense as follows:

	For the year ended
	September 30,
	2023	2022

Research and development expense	$2,622,987	$4,306,463
General and administrative	2,372,934	3,551,679
	$4,995,921	$7,858,142

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2023		2022

Risk-free interest rate	3.78%		2.73%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	186.50%		79.11%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2021 and September 30, 2022	3,234,750	$4.84
Warrants expired	(307,273)	(49.86)

Balance outstanding and exercisable, September 30, 2023	2,927,477	$0.11

At September 30, 2023, warrants were outstanding enabling holders to acquire Common Shares as follows:

Number
of Warrants		Exercise Price	Expiry Date

7,477	*	$42.80	November 18, 2023
2,920,000		$0.0001	August 23, 2024
2,927,477

* 7,477 warrants expired unexercised subsequent to September 30, 2023

10.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at September 30, 2023, is $98,360 (2022 - $81,225) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

11.    INCOME TAXES

The following is a reconciliation of income taxes calculated at the combined Canadian federal and provincial income statutory corporate tax rate of 27.0% (2022 – 27.0%) to the tax expense:

For the years ended September 30	2023	2022

Loss for the year before income tax	$(26,580,743)	$(35,215,072)

Tax recovery at statutory income tax rates	$(7,177,000)	$(9,509,000)
Non-deductible share-based payments	643,000	963,000
Taxable capital gains
Other permanent differences including foreign exchange	(4,000)	(25,000)
Change in statutory, foreign tax, foreign exchange rates and other	1,212,000	1,288,000
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	325,000	165,000
Change in valuation allowance	5,003,000	7,007,000

Total income tax expense	$2,000	$(111,000)

Tax attributes are subject to review, and potential adjustment, by tax authorities. The Company has recorded an income tax expense of $2,000 for the year ended September 30, 2023 (2022 recovery of $111,000) in relation to taxable income generated by its U.S. subsidiary.

For the years ended September 30, 2023 and 2022, the Company did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets. The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

Deferred tax assets	2023	2022

Operating losses carried forward	$43,726,000	$37,710,000
Equipment and intangible assets	77,000	77,000
Investment tax credits	29,000	29,000
Financing costs	1,191,000	2,026,000
Federal R&D credit	210,000	210,000
Other	(54,000)	125,000

	45,179,000	40,177,000
Valuation allowance	(45,179,000)	(40,177,000)

Net future tax assets	$—	$—

As at September 30, 2023, the Company has non-capital loss carry-forwards of approximately $90,502,000 (2022 - $87,702,000) available to offset future taxable income in Canada and approximately $91,858,000 (2022 - $66,812,000) available to offset future taxable income in the US. These non-capital loss carryforwards begin to expire in 2031.

12.    SUPPLEMENTAL DISCLOSURE WITH RESPECT TO CASH FLOWS

There were no significant non-cash financing or investing activities during the year ended September 30, 2023 and 2022.

There were no amounts paid for taxes and interest in the year ended September 30, 2023 and 2022.

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

As of September 30, 2023, cash and cash equivalents consisted of cash in Canada and the United States and term deposits in Canada and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

As at September 30, 2023, the Company had working capital of $145,301,807 which will fund budgeted operations past the horizon of the coming year. The Company does not generate revenue and will use available financing options when required to pursue its business objectives.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

Over the periods presented, the interest rate environment has changed considerably. The Company has elected to place its cash in instruments which provide a return on funds pending deployment to service business objectives (Note 4). The Company monitors its investments against internal investment criteria which prioritize security of principal. While all investments bear some degree of risk, the Company does not consider interest rate fluctuations to have a significant risk to its financial and operational objectives. The Company does not have any interest-bearing debt.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars and Euro. The Company maintains its cash and cash equivalents in U.S. dollars and converts on an as needed basis to discharge Canadian and Euro denominated expenditures. A 10% change in the foreign exchange rate between the Canadian, Euro and U.S. dollar in relation to Canadian and Euro dollars held at September 30, 2023 would result in a fluctuation of $2,616 in the net loss recognized for the period. The Company does not currently engage in hedging activities.

15.    COMMITMENTS

License Agreement

The NTD Technology is held under a license agreement signed in fiscal 2010 (the “License Agreement”). As consideration for the License Agreement, the Company issued Common Shares of the Company. The License Agreement contains an annual royalty as a percentage of annual net revenue and a percentage of any annual sublicensing revenue earned with respect to the NTD Technology. The License Agreement stipulates annual minimum advance royalty payments of C$85,000.  In addition, there are certain milestone payments for the first compound, to be paid in stages as to C$20,000 upon filing an Investigational New Drug (IND) Application, C$50,000 at the start of a Phase 2 clinical trial, C$900,000 at the start of a Phase 3 clinical trial, C$1,450,000 at application for marketing approval, and with further milestone payments on the second and additional compounds. To date, the Company has paid C$20,000 for filing an IND application for masofaniten (EPI-7386). The next milestone of C$50,000 will be due upon initiation of the Phase 2 clinical trial for masofaniten (EPI-7386).

The Company has the following obligations over the next five years:

Contractual obligations	2024		2025		2026		2027		2028

Minimum annual royalty per License Agreement	C$	85,000	C$	85,000	C$	85,000	C$	85,000	C$	85,000
Lease on CDN office spaces	C$	76,610	C$	—	C$	—	C$	—	C$	—

Lease on U.S. office spaces		$81,509		$—		$—		$—		$—

Collaborative agreements

On January 13, 2021, the Company announced a clinical collaboration with Janssen to evaluate masofaniten (EPI-7386) with abiraterone acetate with prednisone as well as the combination of masofaniten (EPI-7386) with apalutamide in patients with mCRPC. Under the terms of the agreement, Janssen may sponsor and conduct up to two Phase 1/2 studies evaluating the safety, tolerability and preliminary efficacy of the combination of masofaniten (EPI-7386) and apalutamide as well as the combination of masofaniten (EPI-7386) with abiraterone acetate plus prednisone in patients with mCRPC who have failed a current second-generation antiandrogen therapy. Janssen will assume all costs associated with the studies, other than the manufacturing costs associated with the clinical drug supply of masofaniten (EPI-7386). The parties will form a joint oversight committee for the clinical studies. ESSA will retain all rights to masofaniten (EPI-7386).

The combination trial was initiated in March 2022. Enrollment was suspended by Janssen in October 2022 due to operational recruitment challenges. ESSA has announced its intention to revise the collaboration, with ESSA conducting a study of the combinations, potentially in an earlier patient population, and Janssen supplying apalutamide and abiraterone acetate.

On February 25, 2021, the Company announced a clinical collaboration with Astellas Pharma Inc. (“Astellas”) to evaluate the combination of masofaniten (EPI-7386) and Astellas/Pfizer’s androgen receptor inhibitor, enzalutamide, for patients with mCRPC. Under the terms of the agreement, ESSA will sponsor and conduct a Phase 1/2 study to evaluate the safety, tolerability and preliminary efficacy of the combination of masofaniten (EPI-7386) and enzalutamide in mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. Astellas will supply enzalutamide for the trial. ESSA will retain all rights to masofaniten (EPI-7386).

On April 28, 2021, the Company announced that it had entered into a clinical trial collaboration and supply agreement with Bayer Consumer Care AG (“Bayer”) to evaluate masofaniten (EPI-7386) in combination with Bayer’s androgen receptor inhibitor, darolutamide, in patients with mCRPC.  Under the terms of the agreement, following review of certain clinical data, Bayer may sponsor and conduct a Phase 1/2 study to evaluate the safety, tolerability, pharmacokinetics and preliminary efficacy of the combination of masofaniten (EPI-7386) and darolutamide in mCRPC patients. ESSA will supply masofaniten (EPI-7386) for the trial and will retain all rights to masofaniten (EPI-7386).

16.    SUBSEQUENT EVENTS

On November 2, 2023, the Company issued 30,000 common shares for stock options exercised for gross proceeds of $96,900.

On November 2, 2023, the Company issued 11,250 common shares for stock options exercised for gross proceeds of CDN$55,925.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at September 30, 2023. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10. of Form 10-K is incorporated by reference to our proxy statement for the 2024 annual meeting of shareholders (the “2024 Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2023.

Item 11.   Executive Compensation

The information required by Item 11. of Form 10-K is incorporated by reference to our 2024 Proxy Statement (excluding the information under the subheading “Pay versus Performance”), to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2023.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12. of Form 10-K is incorporated by reference to our 2024 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2023.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13. of Form 10-K is incorporated by reference to our 2024 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2023.

Item 14.   Principal Accountant Fees and Services

The information required by Item 14. of Form 10-K is incorporated by reference to our 2024 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2023.

PART IV

Item 15.   Exhibits and Financial Statement Schedules

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

EXHIBITS INDEX

Exhibit No.

3.1

Amended Articles of Incorporation of ESSA Pharma Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-37410), originally filed with the SEC on September 18, 2023)

4.1	Specimen common share certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-225056), originally filed with the SEC on May 18, 2018)
4.2	Description of Capital Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K (File No. 001-37410), originally filed with the SEC on December 13, 2022)
10.1

Cancer Research Contract between CPRIT and the Company, dated July 9, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 20-F (File No. 377-00939), originally filed with the SEC on February 24, 2015)

10.2

License Agreement between the BC Cancer Agency, UBC and the Company, dated December 22, 2010, as amended on February 10, 2011 and May 27, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 20-F (File No. 377-00939), originally filed with the SEC on February 24, 2015)

10.3

Amendment to License Agreement between the BC Cancer Agency, UBC and the Company, dated May 25, 2021 (Schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request)

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

21.1	List of Subsidiaries*
23.1	Consent of Davidson & Company LLP, an Independent Registered Public Accounting Firm*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002**
97	The ESSA Pharma Inc. Clawback Policy
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2023 formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 12, 2023

ESSA PHARMA INC.
(Registrant)

Date: December 12, 2023	By:	/S/ DAVID PARKINSON
	Name:	David Parkinson
	Title:	Chief Executive Officer

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title

/s/ David Parkinson	President and Chief Executive Officer and Director
David Parkinson	(Principal Executive Officer)

/s/ David Wood	Chief Financial Officer (Principal Financial Officer and
David Wood	Principal Accounting Officer)

/s/ Richard M. Glickman	Chairman of the Board
Richard M. Glickman

/s/ Marella Thorell	Director
Marella Thorell

/s/ Alex Martin	Director
Alex Martin

/s/ Sandy Zweifach	Director
Sandy Zweifach

/s/ Franklin Berger	Director
Franklin Berger

/s/ Scott Requadt	Director
Scott Requadt

/s/ Gary Sollis	Director
Gary Sollis

/s/ Philip Kantoff	Director
Philip Kantoff

/s/ Lauren Merendino	Director
Lauren Merendino