Form 10-Q
period 2023-12-31
ESSA Pharma Inc.
filed 2024-02-13
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

or

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

The number of outstanding Common Shares of the registrant, no par value per share, as of February 12, 2024 was 44,238,147.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2023

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “might,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	our ability to advance our product candidate and potential future product candidates through, and successfully complete, clinical trials;
●	our ability to recruit sufficient numbers of patients for future clinical trials, and the benefits expected therefrom;
●	our ability to establish and maintain relationships with collaborators with acceptable development, regulatory and commercialization expertise and the benefits to be derived from such collaborative efforts;
●	our ability to obtain funding for operations, including research funding, and the timing and potential sources of such funding;
●	the initiation, timing, cost, location, progress and success of, strategy and plans with respect to our research and development programs (including research programs and related milestones with regards to next-generation drug candidates and compounds), preclinical studies and clinical trials;
●	the therapeutic benefits, properties, effectiveness, pharmacokinetic profile and safety of our product candidate and potential future product candidates, if any, including the expected benefits, properties, effectiveness, pharmacokinetic profile and safety of our next-generation Aniten compounds;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	developments relating to our competitors and our industry, including the success of competing therapies that are or may become available;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	sales of our Common Shares, no par value (the “Common Shares”) under the Open Market Sale AgreementSM between the Company and Jefferies LLC, effective November 3, 2023 (the “ATM Sales Agreement”);
●	our intended use of proceeds from past and future offerings of our securities;
●	the implementation of our business model and strategic plans, including strategic plans with respect to patent applications and strategic collaborations and partnerships;
●	our ability to identify, develop and commercialize product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	whether we will receive, and the timing and costs of obtaining, regulatory approvals in the United States, Canada and other jurisdictions;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidate and potential future product candidates, if any;

●	our ability to maintain operations, development programs, preclinical studies, clinical trials and raise capital as a result of global macroeconomic factors including inflation, supply chain issues and any current or future impact related to widespread health concerns, pandemics, or epidemics, and other outbreaks of illness;
●	the rate and degree of market acceptance and clinical utility of our potential future product candidates, if any;
●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals for our product candidate and potential future product candidates, if any;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to grow our business;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures; and
●	estimates of our financial condition, expenses, future revenue, capital requirements and our need for additional financing and potential sources of capital and funding.

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

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	December 31,	September 30,
	2023	2023

ASSETS

Current
Cash and cash equivalents	$35,344,517	$33,701,912
Short-term investments (Note 4)	106,775,273	114,374,489
Receivables	180,611	135,057
Prepaids (Note 5)	1,568,488	585,420

	143,868,889	148,796,878

Deposits	257,245	257,245
Operating lease right-of-use assets (Note 7)	363,145	68,008

Total assets	$144,489,279	$149,122,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$3,431,505	$3,414,743
Current portion of operating lease liabilities (Note 7)	99,390	80,328

	3,530,895	3,495,071

Operating lease liabilities (Note 7)	275,445	—

Total liabilities	3,806,340	3,495,071

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,163,647 issued and outstanding (September 30, 2023 – 44,100,838) (Note 8)	278,511,447	278,161,537
Additional paid-in capital (Note 8)	49,697,447	49,047,280
Accumulated other comprehensive loss	(2,100,274)	(2,120,398)
Accumulated deficit	(185,425,681)	(179,461,359)

	140,682,939	145,627,060

Total liabilities and shareholders’ equity	$144,489,279	$149,122,131

Nature of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31,

	For the three months ended
	December 31,
	2023	2022

OPERATING EXPENSES
Research and development	$5,376,764	$5,344,250
Financing costs	—	2,350
General and administration	2,217,868	2,519,119

Total operating expenses	(7,594,632)	(7,865,719)

Foreign exchange	(8,479)	11,533
Investment and other income	1,638,789	1,112,304

Net loss for the period	(5,964,322)	(6,741,882)

OTHER COMPREHENSIVE INCOME
Unrealized gain on short-term investments (Note 4)	20,124	29,427

Loss and comprehensive loss for the period	$(5,944,198)	$(6,712,455)

Basic and diluted loss per common share	$(0.14)	$(0.15)

Weighted average number of common shares outstanding – basic and diluted	44,129,491	44,073,286

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(5,964,322)	$(6,741,882)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	23,007	30,447
Accretion of premiums/discounts on short-term investments, net	(200,600)	(90,945)
Accretion of lease liability	6,701	2,350
Accrued Investment income	(415,033)	(72,056)
Unrealized foreign exchange	(3,474)	(207)
Unrealized loss on short-term investments
Share-based payments	803,418	1,563,608

Changes in non-cash working capital items:
Receivables	(45,554)	(8,429)
Prepaids	(983,068)	313,930
Accounts payable and accrued liabilities	22,260	626,246
Operating lease liabilities	(30,338)	—

Net cash used in operating activities	(6,787,003)	(4,376,938)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(60,988,970)	(90,477,847)
Proceeds from short-term investments sold	69,221,481	88,983,690

Net cash provided by (used in) investing activities	8,232,511	(1,494,157)

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	163,306	—
Shares purchased through employee share purchase plan	33,353	50,291
Lease payments	—	(34,639)

Net cash provided by financing activities	196,659	15,652

Effect of foreign exchange on cash and cash equivalents	438	(430)
Change in cash and cash equivalents for the period	1,642,605	(5,855,873)
Cash and cash equivalents, beginning of period	33,701,912	57,076,475

Cash and cash equivalents, end of period	$35,344,517	$51,220,602
Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$318,144	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023 AND 2022

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2022	44,073,076	$278,089,136	$44,043,503	$(2,135,145)	$(152,879,016)	$167,118,478
Shares issued through employee share purchase plan	19,298	52,392	(2,101)	—	—	50,291
Share-based payments	—	—	1,563,608	—	—	1,563,608
Loss and comprehensive loss for the period	—	—	—	29,427	(6,741,882)	(6,712,455)

Balance, December 31, 2022	44,092,374	$278,141,528	$45,605,010	$(2,105,718)	$(159,620,898)	$162,019,922

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2023	44,100,838	$278,161,537	$49,047,280	$(2,120,398)	$(179,461,359)	$145,627,060
Options exercised	48,333	298,742	(135,436)	—	—	163,306
Shares issued through employee share purchase plan	14,476	51,168	(17,815)	—	—	33,353
Share-based payments	—	—	803,418	—	—	803,418
Loss and comprehensive loss for the period	—	—	—	20,124	(5,964,322)	(5,944,198)

Balance, December 31, 2023	44,163,647	$278,511,447	$49,697,447	$(2,100,274)	$(185,425,681)	$140,682,939

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2023

1.     NATURE OF OPERATIONS

Nature of Operations

The Company was incorporated under the laws of the Province of British Columbia on January 6, 2009. The Company’s head office address is Suite 720 – 999 West Broadway, Vancouver, BC, V5Z 1K5. The registered and records office address is the Suite 3500, The Stack, 1133 Melville Street, Vancouver, BC, V6E 4E5. The Company is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “EPIX”.

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of December 31, 2023, no products are in commercial production or use.

2.     BASIS OF PRESENTATION

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements, including comparatives, have been prepared in accordance with United States’ Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these condensed consolidated interim financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended September 30, 2023 and included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on December 12, 2023.

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended December 31, 2023 and 2022 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2023 Annual Report on Form 10-K for the year ended September 30, 2023, with the exception of any policies described in Note 3. Certain prior period amounts in the unaudited condensed consolidated interim statements of cash flows have been reclassified to conform to the current period presentation.

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

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 5.15%-5.405% per annum and have maturities of up to 12 months.

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

	As of December 31, 2023
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

U.S. Treasury securities	$74,749,709	$—	$(25,586)	$387,089	$75,111,212
GICs and Term deposits	31,141,314	—	—	522,747	31,664,061
Corporate debt securities	—	—	—	—	—

Balance, end of period	$105,891,023	$—	$(25,586)	$909,836	$106,775,273

As of December 31, 2023, short-term investments have an aggregate fair market value of $106.8 million (September 30, 2023 – $114.4 million) were in an aggregate gross unrealized loss position of $25,586 (September 30, 2023 - $43,248). The Company considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. Accordingly, no allowance for credit losses has been recorded as of December 31, 2023 and no realized gains or losses on sales of short-term investments have been recorded through December 31, 2023.

5.     PREPAIDS

	December 31,	September 30,
	2023	2023

Prepaid insurance	$967,328	$24,839
Prepaid CMC and clinical expenses and deposits	190,060	181,835
Other deposits and prepaid expenses	411,100	378,746

Balance, end of period	$1,568,488	$585,420

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,	September 30,
	2023	2023

Accounts payable	$2,600,156	$2,028,265
Accrued expenses	284,818	845,730
Accrued vacation	546,531	540,748

Balance, end of period	$3,431,505	$3,414,743

7.     OPERATING LEASE

Operating lease right-of-use assets
Balance, September 30, 2023	$68,008
Addition	318,144
Amortization	(23,007)

Balance, December 31, 2023	$363,145

Operating lease liabilities
Balance, September 30, 2023	$80,328
Addition	318,144
Cost of operating lease	(23,637)

Balance, December 31, 2023	$374,835

Operating lease liabilities with expected life of less than one year	$99,390
Operating lease liabilities with expected life greater than one year	$275,445

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. At December 31, 2023, the Company’s incremental borrowing rate was 10.25% and the remaining lease term for the South San Francisco office was 42 months.

As at December 31, 2023, the maturity of the Company’s operating lease liability was as follows:

Operating lease
Within 1 year	$104,187
1 to 2 years	130,947
2 to 3 years	134,875
3 to 4 years	80,326
450,335
Less:
Imputed interest	(75,500)
Operating lease liability	$374,835

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

As of December 31, 2023, the Omnibus Plan has a maximum of 8,410,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. As of December 31, 2023, the ESPP has a maximum of 194,360 (September 30, 2023 - 208,836) common shares reserved for issuance.

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

During the three months ended December 31, 2023, the Company issued 14,476 shares (2022 –19,298) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months ended
	December 31,
	2023	2022

Research and development expense	$2,411	$598
General and administrative	6,496	453
	$8,907	$1,051

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	For the three months ended
	December 31,
	2023	2022

Risk-free interest rate	5.18%	2.65%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	63.10%	73.17%
Dividend	—	—

Stock options

Pursuant to the Legacy Option Plan and Omnibus Plan, options were previously or may be granted, respectively, with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board at its discretion. The options issued under the Legacy Option Plan and Omnibus Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2023	8,112,774	$4.97
Options granted	78,750	3.91
Options exercised	(48,333)	(3.45)
Options expired/forfeited	(23,750)	(2.89)

Balance outstanding, December 31, 2023	8,119,441	$4.98
Balance exercisable, December 31, 2023	6,672,009	$4.86
*	Options exercisable in Canadian dollars as of December 31, 2023 are translated at current rates to reflect the current weighted average exercise price in U.S. dollars for all outstanding options.

At December 31, 2023, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.39	50,000	8.71
	$2.70	20,000	9.34
	$2.91	175,000	9.07
	$2.97	15,000	9.40
	$3.05	50,000	9.44
	$3.23	3,599,400	5.77	*
	$3.59	26,667	5.80
	$3.60	902,917	8.50
	$3.75	20,000	8.93
	$3.81	185,816	5.11
	$3.91	78,750	9.82
	$4.00	539,518	3.97
	$4.67	168,227	5.84
	$5.99	190,000	8.31
	$7.00	1,458,646	6.95
	$8.47	120,000	7.79
	$9.76	50,000	8.13
	$13.96	190,000	7.04
	$29.63	100,000	7.33
	$31.62	50,000	7.42
C$	4.90	114,500	3.47
C$	5.06	15,000	5.11
		8,119,441	6.46

* 74,500 stock options were exercised subsequent to December 31, 2023.

Share-based compensation

During the three months ended December 31, 2023, the Company granted a total of 78,750 (2022 –20,000) stock options with a weighted average fair value of $3.90 per option (2022 - $3.11).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the period ended December 31, 2023 and 2022 with allocations to its functional expense as follows:

	For the three months ended
	December 31,
	2023	2022

Research and development expense	$523,830	$790,594
General and administrative	270,681	771,966
	$794,511	$1,562,560

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2023		2022

Risk-free interest rate	4.49%		4.18%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	234.00%		79.00%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2023	2,927,477	$0.11
Warrants expired	(7,477)	(42.80)

Balance outstanding and exercisable, December 31, 2023	2,920,000	$0.00

At December 31, 2023, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants	Exercise Price	Expiry Date

2,920,000	$0.0001	August 23, 2024
2,920,000

9.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at December 31, 2023 is $126,568 (September 30, 2023 - $98,360) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

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

Fair value estimates of financial instruments are made at a specific point in time, based on relevant information about financial markets and specific financial instruments. As these estimates are subjective in nature, involving uncertainties and matters of judgment, they cannot be determined with precision. Changes in assumptions can significantly affect estimated fair values.

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

As of December 31, 2023, cash and cash equivalents consisted of cash in Canada and the United States, money market funds in the United States and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of December 31, 2023, the Company had working capital of $140,337,994. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of December 31, 2023, the Company has cash and cash equivalents balances and short-term investments which are interest bearing. Interest income is not central to the Company’s capital management strategy and not significant to the Company’s projected operational budget. Interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars and Euro. The Company maintains its cash and cash equivalents in U.S. dollars and converts on an as needed basis to discharge Canadian denominated expenditures. A 10% change in the foreign exchange rate between the Canadian dollar and U.S. dollar in relation to Canadian dollar held at December 31, 2023 would result in a fluctuation of $7,738 in the net gain recognized for the period. The Company does not currently engage in hedging activities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2023 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 12, 2023. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” in our Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

The Company believes that through their potential to block androgen-driven gene transcription by using a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current antiandrogens, the Aniten series of compounds hold the potential to be effective in cases where LBD-based mechanisms of resistance to second generation antiandrogens in otherwise AR-driven disease are operating. The results from both extensive preclinical studies and the initial clinical experience support the Company’s belief. In preclinical studies, the Aniten series of compounds has been observed to shrink AR-dependent prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation antiandrogens, such as enzalutamide. Plasma PSA level declines and increases in PSA doubling time as well as declines in circulating tumor DNA and decreases in radiographic tumor measurements were observed in a subset of patients enrolled in the Phase 1 study of masofaniten (EPI-7386) as described below. Importantly with respect to the potential clinical application of NTD inhibition during the natural history of the disease, recent studies by the Company and its collaborators have also suggested the potential advantage for combinations of the Company’s Aniten compounds with currently approved antiandrogens to inhibit AR-driven biology more completely than AR inhibition from either end of the receptor alone. This hypothesis is supported by the clinical trial results obtained in recent years of the superior overall survival obtained in the hormone-sensitive prostate cancer (“HSPC”) setting by combining ADT and the latest generation antiandrogens earlier in the course of the disease versus the administration of these two therapies sequentially.

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

The incidence of both metastatic and non-metastatic CRPC continues to rise. Using a dynamic progression model, Scher et al.1 projected a 2020 incidence of 546,955 and prevalence of 3,072,480.The Company believes that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company focused on patients who have failed second-generation antiandrogen therapies (i.e., abiraterone and/or lutamides) for the following reasons:

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

The Company believes that the demonstration of favorable safety and tolerability in the initial Aniten Phase 1 clinical trial, together with the compelling preclinical rationale, enabled and emphasized the importance of the study of the combination of masofaniten (EPI-7386) with second-generation antiandrogens.Furthermore, the Company believes that this application of two independent, complementary mechanisms of AR transcription inhibition may result in greater suppression of androgen activity and the delay or prevention of drug resistance. Recent progress in the clinical treatment of prostate cancer has resulted from the earlier utilization of antiandrogens in combination with classic ADT, consistent with the premise that more effective androgen suppression may yield clinical benefit. The Company believes that the introduction of NTD inhibitors, such as masofaniten (EPI-7386), therefore has the potential to improve androgen suppression, delay the emergence of resistance, and result in improved clinical benefit.

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

The Investigational New Drug (“IND”) application to the FDA for EPI-506 to begin a Phase 1 clinical trial, was allowed in September 2015, with the first clinical patient enrolled in November 2015. The Company’s Clinical Trial Application (“CTA”) submission to Health Canada was subsequently also cleared. Based on allometric scaling, an initial dose level of EPI-506 of 80 mg was determined. However, following the enrollment of the initial cohorts, it became apparent that EPI-506 exposure was much lower in humans than projected. EPI-506 dosing was escalated aggressively to allow patients in the clinical study greater exposure to the drug. The highest dose patients ultimately received was 3600 mg of EPI-506, administered in a single dose or split into two doses daily. The initial data from the Phase 1 clinical trial was presented at the European Society of Medical Oncology meeting in September 2017.

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

Our Strategy

In developing possible therapeutics that involve binding to the NTD, the Company’s strategic approach involves:

●	combining Aniten compounds with second generation antiandrogens in earlier lines of therapy. The Company, with industry partners, has been conducting clinical trials of combinations of masofaniten (EPI-7386) and second-generation antiandrogens in patients with nmCRPC, mCRPC, mHSPC and neo-adjuvant prostate cancer surgical therapy in earlier lines of treatment;
●	completing the initial Phase 1 clinical development of masofaniten (EPI-7386) as a monotherapy treatment for patients with mCRPC, who are resistant to the current standard of care, to demonstrate the drug’s characteristics as a single agent as completely as possible, with regards to safety, tolerability, and efficacy together with detailed pharmacological and biological studies. The Company’s assessment of this clinical data will determine its clinical development of masofaniten (EPI-7386) as a single agent therapy and also as a combination therapy, whilst considering the impact of such treatment against the size of the patient population whose tumors have progressed and are prevalently driven by the AR pathway despite heavy pre-treatment of the latest generation antiandrogens; and

●	continuing preclinical studies including work on other Aniten molecules and other potential applications for AR NTD inhibitors.

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

From this series of next-generation compounds, masofaniten (EPI-7386) was selected as the lead candidate for the initial clinical development in mCRPC. An IND was submitted to the FDA on March 30, 2020 and was allowed by the FDA on April 30, 2020. A CTA was filed with Health Canada in April 2020 and clearance was subsequently received. Clinical testing of masofaniten (EPI-7386) commenced in July 2020, allowing for accommodations to the planned timeline as a result of the impact of COVID-19 at clinical trial sites (see “Risk Factors - Widespread health concerns, pandemics or epidemics, and other outbreaks of illness may negatively affect the Company’s ability to maintain operations and execute its business plan” in our Annual report on Form 10-K).

Advancing masofaniten (EPI-7386) through clinical development

The Company is advancing masofaniten (EPI-7386) through two clinical trials: EPI-7386-CS-001 and EPI-7386-CS-010. The clinical trial of EPI-7386-CS-001 has two arms that represent a monotherapy and combination component of the study schema, as outlined below:

Notes: “mCRPC” means metastatic castration-resistant prostate cancer; “AAP” means abiraterone acetate/prednisone; “mHSPC” means metastatic hormone-sensitive prostate; and “nmCRPC” means non-metastatic castration-resistant prostate cancer

The clinical trial of EPI-7386-CS-010 is a combination trial with enzalutamide with a Phase 1 dose equilibration component and Phase 2 head-to-head comparison component, as outlined in the study schema below:

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

Part A Monotherapy - Phase 1b  – Dose Expansion

The primary objective of Phase 1b is to further evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity (as measured by changes in tumor burden measured by imaging and changes in PSA levels over time) of masofaniten (EPI-7386) at 600 mg BID and 600 mg QD in a patient population enrolled under eligibility criteria similar to the one adopted for the Phase 1a with a focus on chemo-naïve mCRPC patients whose diseases have progressed after two lines of treatment including at least one line of second-generation antiandrogens. The 600 mg BID cohort of 12 patients has been fully enrolled and the 600 mg QD cohort of 12 patients is completing enrollment.

Demonstration of the favorable safety and tolerability profile of masofaniten (EPI-7386) in the Phase 1a, together with clinical evidence for its mechanism of action and efficacy, were necessary to enable the study of patient populations with less advanced and less heavily pre-treated prostate cancer. The experience in the initial Phase 1a trial provided evidence for both an antiandrogen biological effect as well as some clinically relevant anti-tumor activity. The biological characterization of these patients also demonstrated favorable safety profiles.

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

Combination studies – developing a new standard of care for the treatment of prostate cancer

An activated AR is required for the growth and survival of most prostate cancer. Unlike current antiandrogen therapies which can only inhibit full-length AR, NTD inhibition of AR-directed biology occurs both in full length AR and splice variant ARs. Therefore, the Company believes that the AR-NTD is an ideal target for next-generation antiandrogen hormone therapy. If ESSA’s masofaniten (EPI-7386) is successful in treating CRPC patients, it is reasonable to expect that such clinical candidate may be effective in treating earlier stage patients. Preclinical studies suggest particular value to the use of Anitens in combination with the currently widely used second-generation antiandrogens. The Company is conducting clinical trials in line with this strategy.

Clinical Trial - EPI-7386-CS-010 – Combination Treatment with Enzalutamide

The Company has been running a Phase 1/2 study of masofaniten (EPI-7386) in combination with enzalutamide compared with enzalutamide alone in patients with mCRPC. Phase 1 of the study is a single-arm dose escalation study of masofaniten (EPI-7386) in combination with a fixed dose of enzalutamide.

A collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate masofaniten (EPI-7386) in combination with Astellas and Pfizer Inc.’s (“Pfizer”) AR inhibitor, enzalutamide, in patients with mCRPC was announced on February 24, 2021. ESSA is paying for and is operationally conducting this trial, with an initial Phase 1 dose equilibration followed by a randomized Phase 2 trial involving a planned 120 patients. The enzalutamide for this trial is supplied by Astellas. The first patient in this Phase 1/2 study was dosed in January 2022 and the safety, tolerability, pharmacokinetics, and initial PSA responses were originally reported in the June 2022 clinical update in poster presentations at the Prostate Cancer Foundation Retreat in October 2022 and the American Society of Clinical Oncology Genitourinary Cancers Symposium in February 2023. The clinical trial is a two part study: a Phase 1 dose equilibration stage followed by a Phase 2 open label randomized study. Masofaniten (EPI-7386) is being evaluated at escalating dose levels including 600 mg QD, 800 mg QD and 600 mg BID in combination with 120 mg and 160 mg enzalutamide in patients with mCRPC naïve to second generation antiandrogens. The Phase 1 part of the study has completed enrollment. The recommended Phase 2 combination doses for the Phase 2 randomized phase is 600 mg BID masofaniten (EPI-7386) with 160 mg enzalutamide (the highest dose levels tested). The Phase 2 study is currently enrolling patients.

Clinical Trial - EPI-7386-CS-001 – Combination Treatments with Abiraterone and with Apalutamide

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

Part B Combination - Cohort 1 – Combination with Abiraterone acetate/prednisone

The Company will evaluate the combination of masofaniten (EPI-7386) with abiraterone acetate/prednisone (AAP) in patients with mHSPC or mCRPC. AAP will be provided by Janssen under a clinical trial support agreement as described above. This study is currently enrolling patients.

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

Preclinical Development of Anitens and other indications

The Company continues preclinical work on other emerging potential clinical applications for NTD inhibitors. As part of the preclinical work on Aniten compounds, the Company has also studied NTD degraders and presented data for its first generation of AR ANITAC NTD degraders at the AACR annual meeting on April 10, 2022 in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models”.

Recent Developments

The Company has presented preclinical and clinical scientific data relative to masofaniten (EPI-7386) in a number of presentations at scientific meetings and other forums.

2024

On January 25-27, 2024, the Company presented updated dose escalation data from its Phase 1/2 study evaluating masofaniten (EPI-7386) in combination with enzalutamide at the 2024 ASCO Genitourinary Cancers Symposium.

In patients evaluable for safety (n=18), masofaniten combined with enzalutamide, continues to be well-tolerated at the dose levels tested through 25 cycles of dosing in some patients. Most frequent adverse events were Grades 1 and 2, related to either AR inhibition or gastrointestinal tract irritation. In Cohort 4, one patient experienced a Grade 3 rash, which was observed immediately following administration of masofaniten combined with enzalutamide and deemed probably related, resulting in the expansion of the cohort from four to seven patients. No additional dose-limiting toxicities were observed, therefore the maximum tolerated dose was not reached. The recommended Phase 2 combination doses were identified as masofaniten 600 mg BID in combination with enzalutamide 160 QD.

In the patients evaluable for efficacy (n=16), rapid, deep and durable reductions in PSA were observed, regardless of previous chemotherapy status, including in patients who received lower than the full dose of enzalutamide (120 mg). Across all dose cohorts, 88% of patients (14 of 16) achieved PSA50, 81% of patients (13 of 16) achieved PSA90, 69% of patients (11 of 16) achieved PSA90 in less than 90 days, and 63% of patients (10 of 16) achieved PSA <0.2ng/mL. While the data for disease PSA progression are still maturing with a current median follow up of 11.1 months, the median time to PSA progression is at 16.6 months.

The randomized, open-label, two arm, Phase 2 dose expansion portion of the study is underway and is designed to evaluate the combination of masofaniten and enzalutamide versus single agent enzalutamide in patients with mCRPC naïve to second generation anti-androgens. The study is currently enrolling at approximately 25 sites in the USA, Canada and Australia. Expansion to European sites is in progress.

2023

On October 26-28, 2023, the Company presented an update to the poster previously presented at the European Society of Medical Oncology (ESMO) 2023 Congress for its Phase 1/2 study evaluating masofaniten (EPI-7386) in combination with enzalutamide at the 30th Annual Prostate Cancer Foundation Scientific Retreat.

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

On October 20-24, 2023, the Company presented updated dose escalation data from its Phase 1/2 study evaluating masofaniten (EPI-7386) in combination with enzalutamide at the European Society of Medical Oncology (ESMO) 2023 Congress.

In patients evaluable for safety (n=18), masofaniten combined with enzalutamide, continued to be well-tolerated at the doses tested through 21 cycles of dosing in some patients. Most frequent adverse events were Grade 1 and 2, related to either AR inhibition or gastrointestinal tract irritation. In Cohort 4, one patient experienced a Grade 3 rash, which was observed immediately following administration of masofaniten combined with enzalutamide and deemed probably related.

In the patients evaluable for efficacy (n=16), rapid, deep and durable reductions in PSA were observed, regardless of previous chemotherapy status, including in patients who received lower than the full dose of enzalutamide (120 mg). In the first three cohorts, 90% of patients (9 of 10) achieved PSA50 and PSA90, 80% of patients (8 of 10) achieved PSA90 in less than 90 days, and 70% of patients (7 of 10) achieved PSA <0.2ng/mL. Across all dose cohorts including patients in the recently enrolled cohort four, 88% of patients (14 of 16) achieved PSA50, 69% of patients (11 of 16) achieved PSA90, 63% of patients (10 of 16) achieved PSA90 in less than 90 days, and 56% of patients (9 of 16) achieved PSA <0.2ng/mL. The randomized Phase 2 dose expansion portion of the study was reported to be enrolling.

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

On February 16-19, 2023, the Company presented analyses of initial clinical data from two Phase 1 studies of masofaniten (EPI-7386) in patients with mCRPC at the American Society of Clinical Oncology Genitourinary Cancers Symposium. The Company presented an update to the Phase 1 monotherapy study demonstrating that masofaniten (EPI-7386) single agent showed a favorable safety profile and was well-tolerated up to a daily dose of 1200 mg (600 mg BID), achieved target clinical exposures and showed preliminary signals of anti-tumor activity in heavily pretreated mCRPC patients. The second poster presented preliminary results to the Phase 1/2 trial of masofaniten (EPI-7386) in combination with Astellas and Pfizer’s AR inhibitor, enzalutamide. Ten patients had been enrolled in the first three cohorts: three in cohort 1 (600 mg QD masofaniten (EPI-7386) and 120 mg QD enzalutamide), four in cohort 2 (800 mg QD masofaniten (EPI-7386) and 120 mg QD enzalutamide) and three in cohort 3 (600 mg BID masofaniten (EPI-7386) and 120 mg QD enzalutamide). At that time, the DLT period had not cleared for cohort 3. For the first 2 cohorts that cleared the DLT period, no DLTs were observed, and the safety profile was consistent with second-generation antiandrogens (e.g., Grade 1 or 2 AEs of fatigue and hot flushes). Pharmacokinetic results from cohorts 1 and 2 had demonstrated that enzalutamide exposure was minimally impacted by masofaniten (EPI-7386), while, as expected, masofaniten (EPI-7386) exposure was reduced by approximately 60% by enzalutamide (a well established CYP3A4 inducer). The observed masofaniten (EPI-7386) exposures remained in the clinically relevant range suggested by pre-clinical xenograph studies. Five out of six evaluable patients enrolled in the first two cohorts showed a PSA decrease >90% regardless of the patients previous chemotherapy status, and four out of six evaluable patients PSA levels reached < 0.2 ng/mL. All five patients that experienced biochemical responses showed stable disease by imaging.

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

The clinical update also provided the status of the combination studies evaluating masofaniten (EPI-7386) in earlier lines of therapy in Phase 1/2 trials which combine masofaniten (EPI-7386) with approved second-generation antiandrogens. In the Phase 1/2 study being conducted by the Company of masofaniten (EPI-7386) in combination with Astellas Pharma Inc.’s and Pfizer Inc.’s AR inhibitor, enzalutamide, in patients with mCRPC who have not been treated with second-generation antiandrogens, the first cohort had cleared the 28 day DLT period with no safety issues and when reported the trial was currently enrolling the second cohort of patients. The preliminary data from the first cohort in the Phase 1/2 combination trial with enzalutamide suggests that the drugs can be combined safely and based upon clinical and preclinical data predicted to be active. The early data, in addition to preclinical studies, support masofaniten’s (EPI-7386) potential in combination with second-generation antiandrogens to suppress androgen receptor biology and induce a potent anti-tumor response.

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

On January 19, 2022, the Company announced the first patient dosed in the Company-sponsored Phase 1/2 study to evaluate the safety, tolerability and preliminary efficacy of ESSA’s lead product candidate, masofaniten (EPI-7386), a first-in-class N-terminal domain androgen receptor inhibitor, in combination with Astellas and Pfizer Inc.’s ligand-binding domain androgen receptor inhibitor, enzalutamide, in patients with mCRPC. This combination trial investigates the potential clinical benefit of inhibiting the androgen receptor through two independent pathways in the treatment of patients with mCRPC who have not yet received treatment with a second-generation antiandrogen drug. In preclinical models, the combination of masofaniten(EPI-7386) with lutamides by simultaneously targeting both ends of the AR resulted in deeper and broader inhibition of androgen biology.

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

Future Clinical Development Program

Phase 2/3 Clinical Trial Design for treating CRPC patients

Combination Therapy Development

The wealth of preclinical data developed by the Company, as well as the continued emergence of evidence that while earlier stages of prostate cancer are more homogeneously AR pathway driven, the later stages of the disease are much more biologically complex. The Company is conducting the combination of masofaniten (EPI-7386) with current antiandrogens in earlier patients as reflected in several clinical trial collaborations established with leading pharmaceutical companies. Following demonstration of the practical ability to combine masofaniten (EPI-7386) with each of these antiandrogens, further clinical development will require conduct of randomized clinical trials in earlier patient populations (potentially ranging from newly diagnosed through non-metastatic and metastatic hormone-sensitive or pre-latest generation antiandrogen CRPC populations).

Single Agent Development

Depending on the results of the Phase 1 study, a Phase 2 single arm clinical trial evaluating the activity of masofaniten (EPI-7386) as a single agent in a larger group of biologically characterized mCRPC patients might be conducted. While the decision as to whether or not to conduct such a trial has not been formally reached, embarking on the conduct of such a trial will depend on several considerations. The considerations related to the decision to conduct such a trial relate to the company’s ability to identify those patients who, having progressed on one or another late generation antiandrogen, have tumors which are still predominantly AR-driven, as well as the size of that patient population. Our experience during the conduct of the Phase 1 dose escalation trial has revealed that many such patients will have tumors driven predominantly by other oncogenic drivers. Those patients whose tumors remain predominantly AR-driven are the population most likely to benefit clinically from Aniten therapy, and the size of this population will weigh in the decision as to whether or not to pursue a single agent registration strategy.

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

Currently approved therapies include:

GENERIC/PROGRAM NAME	BRAND NAME	COMPANY NAME(S)	STAGE
Enzalutamide	Xtandi	Astellas and Pfizer	Marketed
Abiraterone acetate	Zytiga	Johnson & Johnson	Marketed
Abiraterone acetate	Yonsa	Sun Pharma	Marketed
Sipuleucel-T	Provenge	Valeant	Marketed
Docetaxel	n/a	Sanofi and various	Marketed
Cabazitaxel	Jevtana	Sanofi	Marketed
Radium-233	Xofigo	Bayer	Marketed
Apalutamide (ARN-509)	Erleada	Johnson & Johnson	Marketed
Darolutamide	Nubeqa	Bayer	Marketed
Pembrolizumab	Keytruda	Merck	Marketed
Olaparib	Lynparza	AstraZeneca	Marketed
Rucaparib	Rubraca	Clovis Oncology	Marketed
Vipivotide tetraxetan	Pluvicto	Novartis	Marketed
Niraparib/abiraterone acetate	Akeega	Johnson & Johnson	Marketed
Talazaparib (w/enzalutamide)	Talzenna	Pfizer	Marketed

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

ESSA paid a minimum annual royalty of C$85,000 in 2017, 2018 and 2019 and must continue to pay a minimum of C$85,000 for each year thereafter. For a First Compound entering clinical development, C$50,000 was paid upon enrollment of a patient in a Phase 2 clinical trial. Additionally, C$900,000 must be paid upon enrollment of a patient in a Phase 3 clinical trial.

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

As of December 2023, ESSA owns rights to a patent portfolio that includes 71 issued patents, including 19 issued U.S. patents, that are in force and cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the Aniten next-generation NTD inhibitors, with expected expiration dates between 2036 to 2043.

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

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of December 31, 2023:

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
Research and development expense	$5,376,764	$5,226,231	$6,271,186	$4,480,863
General and administration	2,217,868	1,922,382	2,639,381	3,730,692
Comprehensive loss	(5,944,198)	(5,479,603)	(7,256,184)	(7,119,354)
Basic and diluted loss per share	(0.14)	(0.12)	(0.17)	(0.16)
Cash and cash equivalents	35,344,517	33,701,912	38,466,991	44,300,677
Short-term investments	106,775,273	114,374,489	114,001,923	112,743,037
Total assets	144,489,279	149,122,131	153,650,198	158,504,040
Long-term liabilities	275,445	-	-	19,777
Working capital	140,337,994	145,301,807	149,882,729	155,967,246

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2022	2022	2022	2022
Research and development expense	$5,344,250	$4,351,494	$6,394,534	$7,649,459
General and administration	2,519,119	2,769,678	2,895,542	3,817,370
Comprehensive loss	(6,712,455)	(6,330,969)	(8,829,694)	(10,903,335)
Basic and diluted loss per share	(0.15)	(0.14)	(0.20)	(0.25)
Cash and cash equivalents	51,220,602	57,076,475	67,868,096	86,235,830
Short-term investments	111,850,895	110,161,029	106,727,807	94,782,609
Total assets	165,003,340	169,505,295	175,660,846	182,609,005
Long-term liabilities	48,274	76,418	111,273	145,268
Working capital	161,652,689	166,748,942	171,150,678	178,353,354

ESSA has never been profitable and has incurred net losses since inception. ESSA’s comprehensive losses were $5,944,198 and $6,712,455 for the three months ended December 31, 2023, and 2022 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations for the Three Months Ended December 31, 2023 and 2022

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $5,944,198 for the three months ended December 31, 2023 compared to a comprehensive loss of $6,712,455 for the three months ended December 31, 2022. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

Research and development expense included the following major expenses by nature:

	Three months ended
	December 31, 2023	December 31, 2022
Clinical	$1,827,247	$1,379,393
Preclinical and data analysis	1,248,687	1,492,268
Salaries and benefits	649,702	576,912
Share-based payments	526,241	791,192
Manufacturing	423,116	843,151
Legal patents and license fees	365,118	105,061
Other	124,715	28,628
Consulting	103,755	89,573
Travel and other	71,717	38,072
Royalties	36,466	-
Total	$5,376,764	$5,344,250

The overall research and development expense for the three months ended December 31, 2023 was $5,376,764 compared to $5,344,250 for the three months ended December 31, 2022. R&D expense in the three month periods ended December 31, 2023 and 2022 reflects the ongoing clinical trial of masofaniten (EPI-7386) which commenced in July 2020.

Clinical costs of $1,827,247 (2022 - $1,379,393) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the Phase 1 clinical trial of masofaniten (EPI-7386).

Preclinical and data analysis costs of $1,248,687 (2022 – $1,492,268) were generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trial related to the Phase 1 study and work on preclinical pipeline and Anitac compounds.

Salaries and benefits have increased to $649,702 (2022 - $576,912) as a result of an increased number of preclinical and clinical staff.

The share-based payments expense of $526,241 (2022 - $791,192), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Manufacturing costs of $423,116 (2022 - $843,151) includes amount for cGMP manufacturing of masofaniten (EPI-7386) drug supply to support the ongoing clinical trial as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of masofaniten (EPI-7386).

Legal patents and license fees for the period totaled $365,118 (2022 - $105,061). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

Consulting costs were $103,755 for the three months ended December 31, 2023 (2022 - $89,573) relating to contract project management services.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended
	December 31, 2023	December 31, 2022
Salaries and benefits	$765,455	$699,782
Professional fees	396,236	175,612
Insurance	348,323	456,486
Share-based payments	277,177	772,419
Investor relations	203,428	118,032
Office, insurance, IT and communications	113,943	134,549
Director fees	104,000	95,250
Travel and other	101,065	63,740
Regulatory fees and transfer agent	50,007	63,664
Consulting and subcontractor fees	35,042	-
Operating lease liabilities and rent	30,296	3,366
Accretion of short-term investments	(207,104)	(63,781)
Total	$2,217,868	$2,519,119

The overall general and administration expense was $2,217,868 for the three months ended December 31, 2023 compared to $2,519,119 for the three months ended December 31, 2022 and includes non-cash expense related to share-based payments of $277,177 (2022 - $772,419).  This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits have increased to $765,455 (2022 - $699,782) as a result of an increased number of corporate staff and relative to wage adjustments.

Professional fees of $396,236 (2022 - $175,612) were incurred for legal and accounting services in conjunction with ongoing corporate activities.

Insurance expense of $348,323 (2022 - $456,486) relates to the cost of insurance coverage for directors and officers of the Company.

Director fees of $104,000 (2022 - $95,250) were incurred for remuneration paid to directors for their membership on the Board based on an annual fee structure.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of December 31, 2023, the Company has working capital of $140,337,994 (September 30, 2023 - $145,301,807). Operational activities during the three months ended December 31, 2023 were financed mainly by proceeds from the financings completed in July 2020 and February 2021. At December 31, 2023, the Company had available cash reserves and short-term investments of $142,119,790 (September 30, 2023 - $148,076,401) to settle current liabilities of $3,530,895 (September 30, 2023 - $3,495,071). At December 31, 2023, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

The critical accounting policies are those polices that require the most significant judgments and estimates in the preparation of our condensed consolidated interim financial statements. A summary of the critical accounting policies is presented in Note 3 of the annual consolidated financial statements for the year ended September 30, 2023 filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on December 12, 2023.

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

Outstanding Share Data

As of February 12, 2024, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which 44,238,147 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of February 12, 2024, we had 2,920,000 common shares issuable pursuant to 2,920,000 common share purchase warrants pursuant to full cash exercise, 6,705,629 common shares issuable pursuant to 6,705,629 exercisable outstanding stock options, 1,488,312 common shares issuable pursuant to 1,488,312 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of December 31, 2023, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Trading Plans of Directors or Officers

During the three months ended December 31, 2023, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 6.   Exhibits

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

Dated: February 13, 2024

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer