Form 10-Q
period 2024-03-31
ESSA Pharma Inc.
filed 2024-05-14
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

The number of outstanding Common Shares of the registrant, no par value per share, as of May 13, 2024 was 44,362,991.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “might,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	our ability to advance our product candidate and potential future product candidates through, and successfully complete, clinical trials;
●	our ability to recruit sufficient numbers of patients for future clinical trials, and the benefits expected therefrom;
●	our ability to establish and maintain relationships with collaborators with acceptable development, regulatory and commercialization expertise and the benefits to be derived from such collaborative efforts;
●	our ability to obtain funding for operations, including research funding, and the timing and potential sources of such funding;
●	the initiation, timing, cost, location, progress and success of, strategy and plans with respect to our research and development programs (including research programs and related milestones with regards to next-generation drug candidates and compounds), preclinical studies and clinical trials;
●	the therapeutic benefits, properties, effectiveness, pharmacokinetic profile and safety of our product candidate and potential future product candidates, if any, including the expected benefits, properties, effectiveness, pharmacokinetic profile and safety of our next-generation Aniten compounds;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	developments relating to our competitors and our industry, including the success of competing therapies that are or may become available;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	sales of our Common Shares, no par value (the “Common Shares”) under the Open Market Sale Agreement between the Company and Jefferies LLC, effective November 3, 2023 (the “ATM Sales Agreement”);
●	our intended use of proceeds from past and future offerings of our securities;
●	the implementation of our business model and strategic plans, including strategic plans with respect to patent applications and strategic collaborations and partnerships;
●	our ability to identify, develop and commercialize product candidates;
●	our commercialization, marketing and manufacturing capabilities and strategy;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	whether we will receive, and the timing and costs of obtaining, regulatory approvals in the United States, Canada and other jurisdictions;
●	the accuracy of our estimates of the size and characteristics of the markets that may be addressed by our product candidate and potential future product candidates, if any;
●	our ability to maintain operations, development programs, preclinical studies, clinical trials and raise capital as a result of global macroeconomic factors including inflation, supply chain issues and any current or future impact related to widespread health concerns, pandemics, or epidemics, and other outbreaks of illness;

●	the rate and degree of market acceptance and clinical utility of our potential future product candidates, if any;
●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals for our product candidate and potential future product candidates, if any;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to grow our business;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures; and
●	estimates of our financial condition, expenses, future revenue, capital requirements and our need for additional financing and potential sources of capital and funding.

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2024

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	March 31,	September 30,
	2024	2023

ASSETS

Current
Cash and cash equivalents	$91,683,074	$33,701,912
Short-term investments (Note 4)	44,205,592	114,374,489
Receivables	215,168	135,057
Prepaids (Note 5)	1,194,038	585,420

	137,297,872	148,796,878

Deposits	257,363	257,245
Operating lease right-of-use asset (Note 7)	340,940	68,008

Total assets	$137,896,175	$149,122,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$4,073,654	$3,414,743
Current portion of operating lease liability (Note 7)	100,650	80,328

	4,174,304	3,495,071

Operating lease liability (Note 7)	253,012	—

Total liabilities	4,427,316	3,495,071

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,362,991 issued and outstanding (September 30, 2023 – 44,100,838) (Note 8)	279,679,513	278,161,537
Additional paid-in capital (Note 8)	50,305,585	49,047,280
Accumulated other comprehensive loss	(2,101,023)	(2,120,398)
Accumulated deficit	(194,415,216)	(179,461,359)

	133,468,859	145,627,060

Total liabilities and shareholders’ equity	$137,896,175	$149,122,131

Nature of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31,

	For the three months ended		For the six months ended
	March 31,		March 31,
	2024	2023	2024	2023

OPERATING EXPENSES
Research and development	$6,177,987	$4,480,863	$11,554,751	$9,825,113
Financing costs	—	1,944	—	4,294
General and administration	4,315,502	3,730,692	6,533,370	6,249,811

Total operating expenses	(10,493,489)	(8,213,499)	(18,088,121)	(16,079,218)

Foreign exchange	14,142	(762)	5,663	10,771
Investment and other income	1,489,812	1,155,622	3,128,601	2,267,926
Loss for the period before taxes	(8,989,535)	(7,058,639)	(14,953,857)	(13,800,521)

Income tax expense	—	(1,600)	—	(1,600)

Net loss for the period	(8,989,535)	(7,060,239)	(14,953,857)	(13,802,121)

OTHER COMPREHENSIVE INCOME
Unrealized gain (loss) on short-term investments (Note 4)	(749)	(59,115)	19,375	(29,688)

Loss and comprehensive loss for the period	$(8,990,284)	$(7,119,354)	$(14,934,482)	$(13,831,809)

Basic and diluted loss per common share	$(0.20)	$(0.16)	$(0.34)	$(0.31)

Weighted average number of common shares outstanding – basic and diluted	44,237,124	44,092,374	44,183,013	44,082,725

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE SIX MONTHS ENDED MARCH 31,

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,953,857)	$(13,802,121)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	45,212	60,894
Accretion of premiums/discounts on short-term investments, net	(421,248)	(279,405)
Accretion of lease liability	15,867	4,294
Accrued investment income	(132,068)	39,060
Unrealized foreign exchange	(4,826)	111
Share-based payments	1,936,019	3,000,699

Changes in non-cash working capital items:
Receivables	(80,111)	(2,572)
Prepaids	(608,736)	749,143
Accounts payable and accrued liabilities	659,459	(157,759)
Operating lease liabilities	(60,677)	—

Net cash used in operating activities	(13,604,966)	(10,387,656)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(22,291,096)	(178,310,466)
Proceeds from short-term investments sold	93,032,441	175,939,115

Net cash provided by (used in) investing activities	70,741,345	(2,371,351)

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	806,909	—
Shares purchased through employee share purchase plan	33,353	50,291
Lease payments	—	(69,278)

Net cash provided by (used in) financing activities	840,262	(18,987)

Effect of foreign exchange on cash and cash equivalents	4,521	2,196
Change in cash and cash equivalents for the period	57,981,162	(12,775,798)
Cash and cash equivalents, beginning of period	33,701,912	57,076,475

Cash and cash equivalents, end of period	$91,683,074	$44,300,677
Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$318,144	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE SIX MONTHS ENDED MARCH 31, 2024 AND 2023

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2022	44,073,076	$278,089,136	$44,043,503	$(2,135,145)	$(152,879,016)	$167,118,478
Shares issued through employee share purchase plan	19,298	52,392	(2,101)	—	—	50,291
Share-based payments	—	—	1,563,608	—	—	1,563,608
Loss and comprehensive loss for the period	—	—	—	29,427	(6,741,882)	(6,712,455)

Balance, December 31, 2022	44,092,374	$278,141,528	$45,605,010	$(2,105,718)	$(159,620,898)	$162,019,922
Share-based payments	—	—	1,437,091	—	—	1,437,091
Loss and comprehensive loss for the period	—	—	—	(59,115)	(7,060,239)	(7,119,354)

Balance, March 31, 2023	44,092,374	$278,141,528	$47,042,101	$(2,164,833)	$(166,681,137)	$156,337,659

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2023	44,100,838	$278,161,537	$49,047,280	$(2,120,398)	$(179,461,359)	$145,627,060
Options exercised	48,333	298,742	(135,436)	—	—	163,306
Shares issued through employee share purchase plan	14,476	51,168	(17,815)	—	—	33,353
Share-based payments	—	—	803,418	—	—	803,418
Loss and comprehensive loss for the period	—	—	—	20,124	(5,964,322)	(5,944,198)

Balance, December 31, 2023	44,163,647	$278,511,447	$49,697,447	$(2,100,274)	$(185,425,681)	$140,682,939
Options exercised	199,344	1,168,066	(524,463)	—	—	643,603
Share-based payments	—	—	1,132,601	—	—	1,132,601
Loss and comprehensive loss for the period	—	—	—	(749)	(8,989,535)	(8,990,284)

Balance, March 31, 2024	44,362,991	$279,679,513	$50,305,585	$(2,101,023)	$(194,415,216)	$133,468,859

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE SIX MONTHS ENDED MARCH 31, 2024

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of March 31, 2024, no products are in commercial production or use.

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the six months ended March 31, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2023 Annual Report on Form 10-K for the year ended September 30, 2023, with the exception of any policies described in Note 3. Certain prior period amounts in the unaudited condensed consolidated interim statements of cash flows have been reclassified to conform to the current period presentation.

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

Short-term investments also consist of U.S. treasury securities. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive loss as a component of shareholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to investment income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as investment income.

	As of March 31, 2024
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

U.S. Treasury securities	$22,447,728	$—	$(24,033)	$29,242	$22,452,937
GICs and Term deposits	21,141,314	—	—	611,341	21,752,655

Balance, end of period	$43,589,042	$—	$(24,033)	$640,583	$44,205,592

As of March 31, 2024, short-term investments have an aggregate fair market value of $44.2 million (September 30, 2023 – $114.4 million) were in an aggregate gross unrealized loss position of $24,033 (September 30, 2023 - $43,248). The Company considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. Accordingly, no allowance for credit losses has been recorded as of March 31, 2024 and no realized gains or losses on sales of short-term investments have been recorded through March 31, 2024.

5.     PREPAIDS

	March 31,	September 30,
	2024	2023

Prepaid insurance	$682,018	$24,839
Prepaid CMC and clinical expenses and deposits	249,742	181,835
Other deposits and prepaid expenses	262,278	378,746

Balance, end of period	$1,194,038	$585,420

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,	September 30,
	2024	2023

Accounts payable	$2,041,006	$2,028,265
Accrued expenses	1,296,320	845,730
Employee compensation and vacation accruals	736,328	540,748

Balance, end of period	$4,073,654	$3,414,743

7.     OPERATING LEASE

Operating lease right-of-use assets
Balance, September 30, 2023	$68,008
Addition	318,144
Amortization	(45,212)

Balance, March 31, 2024	$340,940

Operating lease liabilities
Balance, September 30, 2023	$80,328
Addition	318,144
Cost of operating lease	(44,810)

Balance, March 31, 2024	$353,662

Operating lease liabilities with expected life of less than one year	$100,650
Operating lease liabilities with expected life greater than one year	$253,012

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The incremental borrowing rate applied to the lease liability was 10.25%. At March 31, 2024, the Company’s remaining lease term for the South San Francisco office was 39 months.

As at March 31, 2024, the maturity of the Company’s operating lease liability was as follows:

Operating lease
Within 1 year	$106,022
1 to 2 years	131,912
2 to 3 years	135,869
3 to 4 years	46,193
419,996
Less:
Imputed interest	(66,334)
Operating lease liability	$353,662

8.     SHAREHOLDERS’ EQUITY

Authorized

Unlimited common shares, without par value.

Unlimited preferred shares, without par value.

Omnibus Incentive Plan

On February 25, 2021, the Company adopted an omnibus incentive plan (“Omnibus Plan”), as subsequently amended, consistent with the policies and rules of Nasdaq. Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of March 31, 2024, the Company has not issued any instruments other than stock options under the Omnibus Plan.

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

As of March 31, 2024, the Omnibus Plan has a maximum of 10,810,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. As of March 31, 2024, the ESPP has a maximum of 194,360 (September 30, 2023 - 208,836) common shares reserved for issuance.

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

During the six months ended March 31, 2024, the Company issued 14,476 shares (2023 –19,298) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months ended		For the six months ended
	March 31,		March 31,
	2024	2023	2024	2023

Research and development expense	$3,238	$754	$5,649	$1,352
General and administrative	1,750	41	8,246	494
	$4,988	$795	$13,895	$1,846

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2024	2023

Risk-free interest rate	5.09%	3.19%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	72.26%	103.56%
Dividend	—	—

Stock Options

Pursuant to the Legacy Option Plan and Omnibus Plan, options were previously or may be granted, respectively, with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board at its discretion. The options issued under the Legacy Option Plan and Omnibus Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2023	8,112,774	$4.97
Options granted	1,728,750	8.81
Options exercised	(247,677)	(3.26)
Options expired/forfeited	(23,750)	(2.85)

Balance outstanding, March 31, 2024	9,570,097	$5.71
Balance exercisable, March 31, 2024	6,711,397	$4.96
*	Options exercisable in Canadian dollars as of March 31, 2024 are translated at current rates to reflect the current weighted average exercise price in U.S. dollars for all outstanding options.

At March 31, 2024, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.39	50,000	8.46
	$2.70	20,000	9.09
	$2.91	136,989	8.82
	$2.97	15,000	9.15
	$3.05	50,000	9.19
	$3.23	3,457,900	5.52
	$3.59	26,667	5.55
	$3.60	901,667	8.25
	$3.75	20,000	8.68
	$3.81	185,816	4.86
	$3.91	64,167	9.57
	$4.00	539,518	3.72
	$4.67	168,227	5.59
	$5.99	190,000	8.06
	$7.00	1,458,646	6.70
	$8.47	120,000	7.54
	$9.04	1,650,000	9.99
	$9.76	50,000	7.88
	$13.96	190,000	6.79
	$29.63	100,000	7.08
	$31.62	50,000	7.17
C$	4.90	110,500	3.20
C$	5.06	15,000	4.86
		9,570,097	6.85

Share-based Compensation

During the six months ended March 31, 2024, the Company granted a total of 1,728,750 (2023 - 195,000) stock options with a weighted average fair value of $8.80 per option (2023 - $2.76).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the period ended March 31, 2024 and 2023 with allocations to its functional expense as follows:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2024	2023	2024	2023

Research and development expense	$455,903	$749,405	$979,733	$1,539,999
General and administrative	671,710	686,891	942,391	1,458,857
	$1,127,613	$1,436,296	$1,922,124	$2,998,856

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2024		2023

Risk-free interest rate	4.20%		3.97%
Expected life of options	10.00	years	10.00	years
Expected annualized volatility	228.27%		79.00%
Dividend	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2023	2,927,477	$0.11
Warrants expired	(7,477)	(42.80)

Balance outstanding and exercisable, March 31, 2024	2,920,000	$0.00

At March 31, 2024, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants	Exercise Price	Expiry Date

2,920,000	$0.0001	August 23, 2024
2,920,000

9.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at March 31, 2024 is $104,041 (September 30, 2023 - $98,360) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

10.    SEGMENTED INFORMATION

The Company works in one industry being the development of small molecule drugs for prostate cancer. The Company’s right of use assets are located in the USA.

11.    FINANCIAL INSTRUMENTS AND RISK

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables and accounts payable and accrued liabilities. The fair value of cash and cash equivalents, GICs and term deposits included in short-term investments, receivables and accounts payable and accrued liabilities approximates their carrying values due to their short term to maturity. The fair value of U.S. treasury securities included in short-term investments and the fair value of the money market funds included in cash equivalents are measured using Level 2 inputs based on standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers (Note 4).

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

As of March 31, 2024, cash and cash equivalents consisted of cash in Canada and the United States, money market funds in the United States and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2024, the Company had working capital of $133,123,568. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of March 31, 2024, the Company has cash and cash equivalents balances and short-term investments which are interest bearing. Interest income is not central to the Company’s capital management strategy and not significant to the Company’s projected operational budget. Interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars and Euro. The Company maintains its cash and cash equivalents in U.S. dollars and converts on an as needed basis to discharge Canadian denominated expenditures. The Company’s exposure to foreign exchange is not currently significant and may increase with clinical activities in the future. The Company does not currently engage in hedging activities.

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

The incidence of prostate cancer continues to rise. According to the National Cancer Institute, in 2021 there were 3,399,229 men in the U.S. living with prostate cancer. In 2024, 35,250 men are estimated to die of prostate cancer with 299,010 new estimated cases of the disease1. The Company believes that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company focused on patients who have failed second-generation antiandrogen therapies (i.e., abiraterone and/or lutamides) for the following reasons:

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

Conducted at five sites in the United States and Canada, the open-label, single-arm, dose-escalation study evaluated the safety, pharmacokinetics, maximum-tolerated dose and anti-tumor activity of EPI-506 in men with end-stage mCRPC who had progressed after prior enzalutamide and/or abiraterone treatment and who may have received one prior line of chemotherapy. Twenty-eight patients were available for analysis, with each patient having received four or more prior therapies for prostate cancer at the time of study entry. Patients self-administered oral doses of EPI-506 ranging from 80 mg to 3600 mg, with a mean drug exposure of 85 days (range of eight to 535 days). Four patients underwent prolonged treatment (with a median of 318 days; and a range of 219 to 535 days at data cut-off), following intra-patient dose

1 National Cancer Institute, Surveillance Epidemiology, and End Results Program (SEER), 2024. (https://seer.cancer.gov/statfacts/html/prost.html)

escalation. PSA declines, a measure of potential efficacy, ranging from 4% to 37% were observed in five patients, which occurred predominantly in the higher dose cohorts (≥1280 mg).

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

Notes: “ENZ” means enzalutamide

Phase 1 Clinical Trial - EPI-7386-CS-001

The Phase 1 clinical trial of masofaniten (EPI-7386) “Oral EPI-7386 in Patients With Castration-Resistant Prostate Cancer (EPI-7386)” has completed enrollment in the Part A Monotherapy component of the study and is currently actively enrolling patients in the Part B Combination component of the study in two separate cohorts: Cohort 1 in combination with abiraterone acetate and prednisone in patients with either mHSPC or mCRPC for whom abiraterone acetatate with prednisone is standard of care, and Cohort 2, in nmCRPC patients naïve to second generation anti-androgens in combination with apalutamide. The primary objectives of these two combination cohorts are to assess the safety and possible drug-drug interactions between masofaniten (EPI-7386) and abiraterone or apalutamide to inform the recommended doses of masofaniten (EPI-7386)  when used in combination with these standard of care drugs. This study is conducted at clinical sites in the U.S. and Canada (www.clinicaltrials.gov under identifier NCT04421222).

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

Part A Monotherapy - Phase 1b  – Dose Expansion

The primary objective of Phase 1b is to further evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity (as measured by changes in tumor burden measured by imaging and changes in PSA levels over time) of masofaniten (EPI-7386) at 600 mg BID and 600 mg QD in a patient population enrolled under eligibility criteria similar to the one adopted for the Phase 1a with a focus on chemo-naïve mCRPC patients whose diseases have progressed after two lines of treatment including at least one line of second-generation antiandrogens. The 600 mg BID cohort of 12 patients has been fully enrolled and the 600 mg QD cohort of 12 patients has completed enrollment.

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

The Company’s preclinical data and other evidence suggest earlier patient populations are more homogeneously AR-driven, and the favorable safety profile demonstrated in the Phase 1a dose escalation trial justified the study of the combination of masofaniten (EPI-7386) with classic antiandrogens. As a result the Company, together with its collaborators, are conducting a series of clinical trials in this regard. As mentioned above the  Phase 1 clinical trial of masofaniten “Oral EPI-7386 in Patients With Castration-Resistant Prostate Cancer (EPI-7386)” has been amended to include a Part B evaluating the combination of masofaniten (EPI-7386) with abiraterone acetate or apalutamide in earlier patient populations to assess safety and potential drug interactions of these combinations. In addition, a separate Phase 1/2 study is ongoing evaluating the safety and efficacy of masofaniten (EPI-7386) in combination with enzalutamide in patients with mCRPC naïve to second generation antiandrogens.

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

As of March 2024, ESSA owns rights to a patent portfolio that includes 72 issued patents, including 20 issued U.S. patents, that are in force and cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the Aniten next-generation NTD inhibitors, with expected expiration dates between 2036 to 2043.

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

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of March 31, 2024:

	For the Quarters Ended
	March 31,	December 31,	September 30,	June 30,
	2024	2023	2023	2023
Research and development expense	$6,177,987	$5,376,764	$5,226,231	$6,271,186
General and administration	4,315,502	2,217,868	1,922,382	2,639,381
Comprehensive loss	(8,990,284)	(5,944,198)	(5,479,603)	(7,256,184)
Basic and diluted loss per share	(0.20)	(0.14)	(0.12)	(0.17)
Cash and cash equivalents	91,683,074	35,344,517	33,701,912	38,466,991
Short-term investments	44,205,592	106,775,273	114,374,489	114,001,923
Total assets	137,896,175	144,489,279	149,122,131	153,650,198
Long-term liabilities	253,012	275,445	-	-
Working capital	133,123,568	140,337,994	145,301,807	149,882,729

	For the Quarters Ended
	March 31,	December 31,	September 30,	June 30,
	2023	2022	2022	2022
Research and development expense	$4,480,863	$5,344,250	$4,351,494	$6,394,534
General and administration	3,730,692	2,519,119	2,769,678	2,895,542
Comprehensive loss	(7,119,354)	(6,712,455)	(6,330,969)	(8,829,694)
Basic and diluted loss per share	(0.16)	(0.15)	(0.14)	(0.20)
Cash and cash equivalents	44,300,677	51,220,602	57,076,475	67,868,096
Short-term investments	112,743,037	111,850,895	110,161,029	106,727,807
Total assets	158,504,040	165,003,340	169,505,295	175,660,846
Long-term liabilities	19,777	48,274	76,418	111,273
Working capital	155,967,246	161,652,689	166,748,942	171,150,678

ESSA has never been profitable and has incurred net losses since inception. ESSA’s comprehensive losses were $14,934,482 and $13,831,809 for the six months ended March 31, 2024, and 2023 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations for the Six Months Ended March 31, 2024 and 2023

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $14,934,482 for the six months ended March 31, 2024 compared to a comprehensive loss of $13,831,809 for the six months ended March 31, 2023. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

Research and development expense included the following major expenses by nature:

	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Clinical	$3,013,161	$623,805	$4,840,408	$2,003,198
Preclinical and data analysis	1,150,869	1,714,345	2,399,556	3,206,613
Salaries and benefits	803,510	735,598	1,453,212	1,312,510
Share-based payments	459,141	750,159	985,382	1,541,351
Manufacturing	332,772	269,748	755,888	1,112,899
Legal patents and license fees	155,101	171,939	520,219	277,000
Other	134,229	30,789	258,944	59,417
Consulting	110,693	99,540	214,448	189,113
Travel and other	18,511	22,166	90,228	60,238
Royalties	-	62,774	36,466	62,774
Total	$6,177,987	$4,480,863	$11,554,751	$9,825,113

The overall research and development expense for the six months ended March 31, 2024 was $11,554,751 compared to $9,825,113 for the six months ended March 31, 2023. R&D expense in the six month periods ended March 31, 2024 and 2023 reflects the ongoing clinical trial of masofaniten (EPI-7386) which commenced in July 2020.

Clinical costs of $4,840,408 (2023 - $2,003,198) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the Phase 1 clinical trial of masofaniten (EPI-7386).

Preclinical and data analysis costs of $2,399,556 (2023 – $3,206,613) were generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trial related to the Phase 1 study and work on preclinical pipeline and Anitac compounds.

Salaries and benefits have increased to $1,453,212 (2023 - $1,312,510) as a result of an increased number of preclinical and clinical staff.

The share-based payments expense of $985,382 (2023 - $1,541,351), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and employees of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Manufacturing costs of $755,888 (2023 - $1,112,899) includes amount for cGMP manufacturing of masofaniten (EPI-7386) drug supply to support the ongoing clinical trial as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of masofaniten (EPI-7386).

Legal patents and license fees for the period totaled $520,219 (2023 - $277,000). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

Consulting costs were $214,448 for the six months ended March 31, 2024 (2023 - $189,113) relating to contract project management services.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended		Six months ended
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Salaries and benefits	$2,448,855	$2,026,935	$3,214,310	$2,726,717
Share-based payments	673,460	686,932	950,637	1,459,351
Professional fees	477,757	159,318	873,993	334,930
Insurance	347,686	467,274	696,009	923,760
Investor relations	135,907	236,195	339,335	354,227
Office, insurance, IT and communications	136,524	108,926	250,467	243,475
Director fees	104,000	95,250	208,000	190,500
Regulatory fees and transfer agent	111,301	79,347	161,308	143,011
Travel and other	23,820	23,792	124,885	87,532
Consulting and subcontractor fees	38,625	-	73,667	-
Operating lease liabilities and rent	38,191	1,453	68,487	4,819
Accretion of short-term investments	(220,624)	(154,730)	(427,728)	(218,511)
Total	$4,315,502	$3,730,692	$6,533,370	$6,249,811

The overall general and administration expense was $6,533,370 for the six months ended March 31, 2024 compared to $6,249,811 for the six months ended March 31, 2023 and includes non-cash expense related to share-based payments of $950,637 (2023 - $1,459,351).  This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to directors, key management and employees of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits have increased to $3,214,310 (2023 - $2,726,717) as a result of an increased number of corporate staff and relative to wage adjustments.

Professional fees of $873,993 (2023 - $334,930) were incurred for legal and accounting services in conjunction with ongoing corporate activities.

Insurance expense of $696,009 (2023 - $923,760) relates to the cost of insurance coverage for directors and officers of the Company.

Director fees of $208,000 (2023 - $190,500) were incurred for remuneration paid to directors for their membership on the Board based on an annual fee structure.

Three months ended March 31, 2024 and 2023

The Company incurred a comprehensive loss of $8,990,284 for the three months ended March 31, 2024 compared to a comprehensive loss of $7,119,354 for the three months ended March 31, 2023. The detailed changes in research and development and general and administration expenses for the three months ended March 31, 2024 and 2023 are included in the tables above.

Research and development expenses were $6,177,987 (2023 - $4,480,863) for the three months ended March 31, 2024; the Company’s research and development investment continued with the ongoing clinical trial of masofaniten (EPI-7386). Clinical costs of $3,013,161 (2023 - $623,805) and ongoing preclinical costs and data analysis costs of $1,150,869 (2023 - $1,714,345) support the clinical trial and associated analysis. Manufacturing costs of $332,772 (2023 - $269,748) reflect the ongoing production of masofaniten (EPI-7386) to support the ongoing clinical trial.

General and administration expenses were $4,315,502 (2023 - $3,730,692) for the three months ended March 31, 2024. Professional fees of $477,757 (2023 - $159,318) have increased for legal and accounting services in conjunction with ongoing corporate activities. Salaries and benefits of $2,448,855 (2023 - $2,026,935) for the three months ended March 31, 2024 include annual bonuses paid to senior management and employees during the period. Directors’ fees of $104,000 (2023 - $95,250) are paid to directors for their membership on the Board based on an annual fee structure.

Share-based payments for research and development team members were $459,141 (2023 - $750,159) and share-based payments allocated for general and administrative expenses were $673,460 (2023 – $686,932) for directors, key management and employees of the Company. Share-based payments expense is non-cash and is estimated under the Black-Scholes method and expensed relative to vesting conditions for the underlying stock options.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of March 31, 2024, the Company has working capital of $133,123,568 (September 30, 2023 - $145,301,807). Operational activities during the six months ended March 31, 2024 were financed mainly by proceeds from the financings completed in July 2020 and February 2021. At March 31, 2024, the Company had available cash reserves and short-term investments of $135,888,666 (September 30, 2023 - $148,076,401) to settle current liabilities of $4,174,304 (September 30, 2023 - $3,495,071). At March 31, 2024, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

Outstanding Share Data

As of May 13, 2024, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which - were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of May 13, 2024, we had 2,920,000 common shares issuable pursuant to 2,920,000 common share purchase warrants pursuant to full cash exercise, 6,798,970 common shares issuable pursuant to 6,798,970 exercisable outstanding stock options, 1,117,377 common shares issuable pursuant to 1,117,377 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of March 31, 2024, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Trading Plans of Directors or Officers

During the three months ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 14, 2024

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer