Form 10-Q
period 2024-06-30
ESSA Pharma Inc.
filed 2024-08-05
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

The number of outstanding Common Shares of the registrant, no par value per share, as of August 5, 2024 was 44,368,959.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2024

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2024

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	June 30,	September 30,
	2024	2023

ASSETS

Current
Cash and cash equivalents	$85,985,140	$33,701,912
Short-term investments (Note 4)	44,709,312	114,374,489
Receivables	183,585	135,057
Prepaids (Note 5)	1,213,018	585,420

	132,091,055	148,796,878

Deposits	256,977	257,245
Operating lease right-of-use asset (Note 7)	318,275	68,008

Total assets	$132,666,307	$149,122,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$3,462,622	$3,414,743
Current portion of operating lease liability (Note 7)	112,435	80,328

	3,575,057	3,495,071

Operating lease liability (Note 7)	229,707	—

Total liabilities	3,804,764	3,495,071

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,368,959 issued and outstanding (September 30, 2023 – 44,100,838) (Note 8)	279,752,182	278,161,537
Additional paid-in capital (Note 8)	52,858,691	49,047,280
Accumulated other comprehensive loss	(2,100,367)	(2,120,398)
Accumulated deficit	(201,648,963)	(179,461,359)

	128,861,543	145,627,060

Total liabilities and shareholders’ equity	$132,666,307	$149,122,131

Nature of operations (Note 1)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30,

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2024	2023	2024	2023

OPERATING EXPENSES
Research and development	$5,464,123	$6,271,186	$17,018,874	$16,096,299
Financing costs	—	1,527	—	5,821
General and administration	3,174,195	2,639,381	9,707,565	8,889,192

Total operating expenses	(8,638,318)	(8,912,094)	(26,726,439)	(24,991,312)

Foreign exchange	(3,589)	(827)	2,074	9,944
Investment and other income	1,408,160	1,614,048	4,536,761	3,881,974
Loss for the period before taxes	(7,233,747)	(7,298,873)	(22,187,604)	(21,099,394)

Income tax expense	—	—	—	(1,600)

Net loss for the period	(7,233,747)	(7,298,873)	(22,187,604)	(21,100,994)

OTHER COMPREHENSIVE INCOME
Unrealized gain on short-term investments (Note 4)	656	42,689	20,031	13,001

Loss and comprehensive loss for the period	$(7,233,091)	$(7,256,184)	$(22,167,573)	$(21,087,993)

Basic and diluted loss per common share	$(0.16)	$(0.17)	$(0.50)	$(0.48)

Weighted average number of common shares outstanding – basic and diluted	44,365,505	44,092,374	44,243,638	44,085,941

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30,

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(22,187,604)	$(21,100,994)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	67,877	91,341
Accretion of premiums/discounts on short-term investments, net	(666,548)	(482,843)
Accretion of lease liability	24,572	5,821
Accrued investment income	(415,698)	(81,350)
Unrealized foreign exchange	—	(661)
Share-based payments	4,536,217	4,161,772

Changes in non-cash working capital items:
Receivables	(48,528)	(127,082)
Prepaids	(627,330)	1,122,248
Accounts payable and accrued liabilities	47,879	1,118,449
Operating lease liabilities	(80,902)	—

Net cash used in operating activities	(19,350,065)	(15,293,299)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(27,767,609)	(258,307,260)
Proceeds from short-term investments sold	98,532,441	255,044,760

Net cash provided by (used in) investing activities	70,764,832	(3,262,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	820,326	—
Shares purchased through employee share purchase plan	45,513	50,291
Lease payments	—	(104,800)

Net cash provided by (used in) financing activities	865,839	(54,509)

Effect of foreign exchange on cash and cash equivalents	2,622	824
Change in cash and cash equivalents for the period	52,283,228	(18,609,484)
Cash and cash equivalents, beginning of period	33,701,912	57,076,475

Cash and cash equivalents, end of period	$85,985,140	$38,466,991
Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$318,144	$—

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30, 2024 AND 2023

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2022	44,073,076	$278,089,136	$44,043,503	$(2,135,145)	$(152,879,016)	$167,118,478
Shares issued through employee share purchase plan	19,298	52,392	(2,101)	—	—	50,291
Share-based payments	—	—	1,563,608	—	—	1,563,608
Loss and comprehensive loss for the period	—	—	—	29,427	(6,741,882)	(6,712,455)

Balance, December 31, 2022	44,092,374	$278,141,528	$45,605,010	$(2,105,718)	$(159,620,898)	$162,019,922
Share-based payments	—	—	1,437,091	—	—	1,437,091
Loss and comprehensive loss for the period	—	—	—	(59,115)	(7,060,239)	(7,119,354)

Balance, March 31, 2023	44,092,374	$278,141,528	$47,042,101	$(2,164,833)	$(166,681,137)	$156,337,659
Share-based payments	—	—	1,161,073	—	—	1,161,073
Loss and comprehensive loss for the period	—	—	—	42,689	(7,298,873)	(7,256,184)

Balance, June 30, 2023	44,092,374	$278,141,528	$48,203,174	$(2,122,144)	$(173,980,010)	$150,242,548

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2023	44,100,838	$278,161,537	$49,047,280	$(2,120,398)	$(179,461,359)	$145,627,060
Options exercised	48,333	298,742	(135,436)	—	—	163,306
Shares issued through employee share purchase plan	14,476	51,168	(17,815)	—	—	33,353
Share-based payments	—	—	803,418	—	—	803,418
Loss and comprehensive loss for the period	—	—	—	20,124	(5,964,322)	(5,944,198)

Balance, December 31, 2023	44,163,647	$278,511,447	$49,697,447	$(2,100,274)	$(185,425,681)	$140,682,939
Options exercised	199,344	1,168,066	(524,463)	—	—	643,603
Share-based payments	—	—	1,132,601	—	—	1,132,601
Loss and comprehensive loss for the period	—	—	—	(749)	(8,989,535)	(8,990,284)

Balance, March 31, 2024	44,362,991	$279,679,513	$50,305,585	$(2,101,023)	$(194,415,216)	$133,468,859
Options exercised	3,750	54,647	(41,230)	—	—	13,417
Shares issued through employee share purchase plan	2,218	18,022	(5,862)	—	—	12,160
Share-based payments	—	—	2,600,198	—	—	2,600,198
Loss and comprehensive loss for the period	—	—	—	656	(7,233,747)	(7,233,091)

Balance, June 30, 2024	44,368,959	$279,752,182	$52,858,691	$(2,100,367)	$(201,648,963)	$128,861,543

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30, 2024

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of June 30, 2024, no products are in commercial production or use.

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine months ended June 30, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2023 Annual Report on Form 10-K for the year ended September 30, 2023, with the exception of any policies described in Note 3.

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

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of guaranteed investment certificates (“GICs”) held at financial institutions purchased in accordance with the Company’s treasury policy. These GICs and term deposits bear interest at 4.93%-5.40% per annum and have maturities of up to 12 months.

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

	As of June 30, 2024
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

U.S. Treasury securities	$22,653,914	$—	$(23,376)	$44,752	$22,675,290
GICs and Term deposits	21,141,314	—	—	892,708	22,034,022

Balance, end of period	$43,795,228	$—	$(23,376)	$937,460	$44,709,312

As of June 30, 2024, short-term investments have an aggregate fair market value of $44.7 million (September 30, 2023 – $114.4 million) were in an aggregate gross unrealized loss position of $23,376 (September 30, 2023 - $43,248). The Company considers the decline in market value for the securities to be primarily attributable to current economic and market conditions. These particular investments have been in an unrealized loss position for less than 12 months and it is not more likely than not that the Company will be required to sell any of its securities prior to maturity. Accordingly, no allowance for credit losses has been recorded as of June 30, 2024 and no realized gains or losses on sales of short-term investments have been recorded through June 30, 2024.

5.     PREPAIDS

	June 30,	September 30,
	2024	2023

Prepaid insurance	$410,678	$24,839
Prepaid CMC and clinical expenses and deposits	495,768	181,835
Other deposits and prepaid expenses	306,572	378,746

Balance, end of period	$1,213,018	$585,420

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30,	September 30,
	2024	2023

Accounts payable	$1,908,037	$2,028,265
Accrued expenses	869,149	845,730
Employee compensation and vacation accruals	685,436	540,748

Balance, end of period	$3,462,622	$3,414,743

7.     OPERATING LEASE

Operating lease right-of-use assets
Balance, September 30, 2023	$68,008
Addition	318,144
Amortization	(67,877)

Balance, June 30, 2024	$318,275

Operating lease liabilities
Balance, September 30, 2023	$80,328
Addition	318,144
Cost of operating lease	(56,330)

Balance, June 30, 2024	$342,142

Operating lease liabilities with expected life of less than one year	$112,435
Operating lease liabilities with expected life greater than one year	$229,707

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The incremental borrowing rate applied to the lease liability was 10.25%. At June 30, 2024, the Company’s remaining lease term for the South San Francisco office was 36 months.

As at June 30, 2024, the maturity of the Company’s operating lease liability was as follows:

Operating lease
Within 1 year	$118,292
1 to 2 years	132,887
2 to 3 years	136,873
3 to 4 years	11,719
399,771
Less:
Imputed interest	(57,629)
Operating lease liability	$342,142

8.     SHAREHOLDERS’ EQUITY

Authorized

Unlimited common shares, without par value.

Unlimited preferred shares, without par value.

Omnibus Incentive Plan

On February 25, 2021, the Company adopted an omnibus incentive plan (“Omnibus Plan”), as subsequently amended, consistent with the policies and rules of Nasdaq. Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of June 30, 2024, the Company has not issued any instruments other than stock options under the Omnibus Plan.

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

As of June 30, 2024, the Omnibus Plan has a maximum of 10,810,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. As of June 30, 2024, the ESPP has a maximum of 192,142 (September 30, 2023 - 208,836) common shares reserved for issuance.

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

During the nine months ended June 30, 2024, the Company issued 16,694 shares (2023 –19,298) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2024	2023	2024	2023

Research and development expense	$15,897	$754	$21,546	$2,106
General and administrative	8,592	42	16,838	536
	$24,489	$796	$38,384	$2,642

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2024	2023

Risk-free interest rate	5.12%	3.47%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	69.20%	119.34%
Dividend yield	—	—

Stock Options

Pursuant to the Legacy Option Plan and Omnibus Plan, options were previously or may be granted, respectively, with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board at its discretion. The options issued under the Legacy Option Plan and Omnibus Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2023	8,112,774	$4.97
Options granted	1,728,750	8.81
Options exercised	(251,427)	(3.26)
Options expired/forfeited	(283,229)	(6.92)

Balance outstanding, June 30, 2024	9,306,868	$5.67
Balance exercisable, June 30, 2024	6,901,374	$4.84
*	Options exercisable in Canadian dollars as of June 30, 2024 are translated at current rates to reflect the current weighted average exercise price in U.S. dollars for all outstanding options.

At June 30, 2024, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.39	50,000	8.21
	$2.70	20,000	8.84
	$2.91	16,676	8.58
	$2.97	15,000	8.90
	$3.05	50,000	8.94
	$3.23	3,457,900	5.27
	$3.59	26,667	5.30
	$3.60	890,833	8.00
	$3.75	20,000	8.43
	$3.81	185,816	4.61
	$3.91	30,835	9.32
	$4.00	539,518	3.47
	$4.67	168,227	5.34
	$5.99	190,000	7.81
	$7.00	1,458,646	6.45
	$8.47	120,000	7.29
	$9.04	1,580,000	9.74
	$9.76	50,000	7.64
	$13.96	190,000	6.54
	$29.63	75,000	6.83
	$31.62	50,000	6.92
C$	4.90	106,750	3.06
C$	5.06	15,000	4.61
		9,306,868	6.55

Share-based Compensation

During the nine months ended June 30, 2024, the Company granted a total of 1,728,750 (2023 - 300,000) stock options with a weighted average fair value of $8.80 per option (2023 - $2.82).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the period ended June 30, 2024 and 2023 with allocations to its functional expense as follows:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2024	2023	2024	2023

Research and development expense	$836,074	$598,867	$1,815,807	$2,138,866
General and administrative	1,739,635	561,410	2,682,026	2,020,267
	$2,575,709	$1,160,277	$4,497,833	$4,159,133

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2024		2023

Risk-free interest rate	4.20%		3.78%
Expected life of options	10.0	years	10.0	years
Expected annualized volatility	228.62%		186.50%
Dividend yield	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2023	2,927,477	$0.11
Warrants expired	(7,477)	(42.80)

Balance outstanding and exercisable, June 30, 2024	2,920,000	$0.00

At June 30, 2024, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants	Exercise Price	Expiry Date

2,920,000	$0.0001	August 23, 2024
2,920,000

9.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at June 30, 2024 is $112,923 (September 30, 2023 - $98,360) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

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

As of June 30, 2024, cash and cash equivalents consisted of cash in Canada and the United States, money market funds in the United States and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2024, the Company had working capital of $128,515,998. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of June 30, 2024, the Company has cash and cash equivalents balances and short-term investments which are interest bearing. Interest income is not central to the Company’s capital management strategy and not significant to the Company’s projected operational budget. Interest rate fluctuations are not significant to the Company’s risk assessment.

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

The incidence of prostate cancer continues to rise. According to the National Cancer Institute, in 2021 there were 3,399,229 men in the U.S. living with prostate cancer. In 2024, 35,250 men are estimated to die of prostate cancer with 299,010 new estimated cases of the disease1. According to a prostate cancer market mapping assessment conducted by IQVIA, there were approximately 260,000 men with prostate cancer treated in the U.S. in 2023 with systemic treatments who had not yet received a second-generation antiandrogen2. The Company believes that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company focused on patients who have failed second-generation antiandrogen therapies (i.e., abiraterone and/or lutamides) for the following reasons:

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

2 IQVIA: Oncology Analytics Platform and analytics for the period 2019-2024 reflecting estimates of real-world activity.

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

Although the Company believes that the safety results and possible signs of anti-tumor activity observed at higher dose levels support the concept that inhibiting the AR-NTD may provide a clinical benefit to mCRPC patients, the pharmacokinetic and metabolic studies revealed the limitations of the first-generation agent EPI-506. Through its discovery research the Company had concluded that it should be feasible to develop a next generation of NTD inhibitor which would demonstrate greater potency, reduced metabolism and other improved pharmaceutical properties. As a result, the Company announced on September 11, 2017 its decision to discontinue the further clinical development of EPI-506 and to implement a corporate restructuring plan to focus research and development resources on its next-generation Anitens targeting the AR-NTD. This next generation Aniten compound includes significantly more potent drugs designed to exhibit increased resistance to metabolism and therefore a longer predicted circulating half-life. The Company’s lead product candidate masofaniten (EPI-7386) has demonstrated these and other favorable characteristics in extensive preclinical characterization and clinical studies which the Company has presented in a series of poster presentations at scientific meetings.

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

Our Strategy

In developing possible therapeutics that involve binding to the NTD, the Company’s strategic approach involves:

●	combining Aniten compounds with second generation antiandrogens in earlier lines of therapy. The Company, with industry partners, has been conducting clinical trials of combinations of masofaniten (EPI-7386) and second-generation antiandrogens in patients with nmCRPC, mCRPC, mHSPC and neo-adjuvant prostate cancer surgical therapy in earlier lines of treatment;
●	completing the clinical development of masofaniten (EPI-7386) as a monotherapy treatment for patients with mCRPC, who are resistant to the current standard of care, to demonstrate the drug’s characteristics as a single agent as completely as possible, with regards to safety, tolerability, and efficacy together with detailed pharmacological and biological studies. The Company’s assessment of this clinical data will determine its clinical development of masofaniten (EPI-7386) as a single agent therapy and also as a combination therapy, whilst

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

The Company’s preclinical data and other evidence suggest earlier patient populations are more homogeneously AR-driven, and the favorable safety profile demonstrated in the Phase 1a dose escalation trial justified the study of the combination of masofaniten (EPI-7386) with classic antiandrogens. As a result, the Company, together with its collaborators, are conducting a series of clinical trials in this regard. As mentioned above the Phase 1 clinical trial of masofaniten “Oral EPI-7386 in Patients With Castration-Resistant Prostate Cancer (EPI-7386)” has been amended to include a Part B evaluating the combination of masofaniten (EPI-7386) with abiraterone acetate or apalutamide in earlier patient populations to assess safety and potential drug interactions of these combinations. In addition, a separate Phase 1/2 study is ongoing evaluating the safety and efficacy of masofaniten (EPI-7386) in combination with enzalutamide in patients with mCRPC naïve to second generation antiandrogens.

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

A collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate masofaniten (EPI-7386) in combination with Astellas and Pfizer Inc.’s (“Pfizer”) AR inhibitor, enzalutamide, in patients with mCRPC was announced on February 24, 2021. ESSA is paying for and is operationally conducting this trial, with an initial Phase 1 dose equilibration followed by a randomized Phase 2 trial involving a planned 120 patients. The enzalutamide for this trial is supplied by Astellas. The first patient in this Phase 1/2 study was dosed in January 2022 and the safety, tolerability, pharmacokinetics, and initial PSA responses were originally reported in the June 2022 clinical update in poster presentations at the Prostate Cancer Foundation Retreat in October 2022 and the American Society of Clinical Oncology Genitourinary Cancers Symposium in February 2023. The clinical trial is a two part study: a Phase 1 dose equilibration stage followed by a Phase 2 open label randomized study. Masofaniten (EPI-7386) was evaluated at escalating dose levels including 600 mg QD, 800 mg QD and 600 mg BID in combination with 120 mg and 160 mg enzalutamide in patients with mCRPC naïve to second generation antiandrogens. The Phase 1 part of the study has completed enrollment. The recommended Phase 2 combination doses for the Phase 2 randomized phase is 600 mg BID masofaniten (EPI-7386) with 160 mg enzalutamide (the highest dose levels tested). The Phase 2 study, involving a planned 120 patients has two arms consisting of the following: a planned 80 patients with doses of 600 mg BID masofaniten and 160 mg QD ENZ, and 40 patients with a dose of 160 mg ENZ. The Phase 2 study is currently enrolling patients in the U.S., Canada certain countries in Europe, and Australia.

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

The randomized, open-label, two arm, Phase 2 dose expansion portion of the study is underway and is designed to evaluate the combination of masofaniten and enzalutamide versus single agent enzalutamide in patients with mCRPC naïve to second generation anti-androgens. The study is currently enrolling in the U.S., Canada, certain countries in Europe, and Australia.

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

As of July 2024, ESSA owns rights to a patent portfolio that includes 77 issued patents, including 20 issued U.S. patents, that are in force and cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the Aniten next-generation NTD inhibitors, with expected expiration dates between 2036 to 2043.

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

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of June 30, 2024:

	For the Quarters Ended
	June 30,	March 31,	December 31,	September 30,
	2024	2024	2023	2023
Research and development expense	$5,464,123	$6,177,987	$5,376,764	$5,226,231
General and administration	3,174,195	4,315,502	2,217,868	1,922,382
Comprehensive loss	(7,233,091)	(8,990,284)	(5,944,198)	(5,479,603)
Basic and diluted loss per share	(0.16)	(0.20)	(0.14)	(0.12)
Cash and cash equivalents	85,985,140	91,683,074	35,344,517	33,701,912
Short-term investments	44,709,312	44,205,592	106,775,273	114,374,489
Total assets	132,666,307	137,896,175	144,489,279	149,122,131
Long-term liabilities	229,707	253,012	275,445	-
Working capital	128,515,998	133,123,568	140,337,994	145,301,807

	For the Quarters Ended
	June 30,	March 31,	December 31,	September 30,
	2023	2023	2022	2022
Research and development expense	$6,271,186	$4,480,863	$5,344,250	$4,351,494
General and administration	2,639,381	3,730,692	2,519,119	2,769,678
Comprehensive loss	(7,256,184)	(7,119,354)	(6,712,455)	(6,330,969)
Basic and diluted loss per share	(0.17)	(0.16)	(0.15)	(0.14)
Cash and cash equivalents	38,466,991	44,300,677	51,220,602	57,076,475
Short-term investments	114,001,923	112,743,037	111,850,895	110,161,029
Total assets	153,650,198	158,504,040	165,003,340	169,505,295
Long-term liabilities	-	19,777	48,274	76,418
Working capital	149,882,729	155,967,246	161,652,689	166,748,942

ESSA has never been profitable and has incurred net losses since inception. ESSA’s comprehensive losses were $22,167,573 and $21,087,993 for the nine months ended June 30, 2024, and 2023 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it continues the development of, and seek regulatory approvals for, its product candidate. Because of the numerous risks and uncertainties associated with product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations for the Nine Months Ended June 30, 2024 and 2023

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $22,167,573 for the nine months ended June 30, 2024 compared to a comprehensive loss of $21,087,993 for the nine months ended June 30, 2023. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

Research and development expense included the following major expenses by nature:

	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Clinical	$2,050,730	$2,227,057	$6,891,138	$4,230,255
Preclinical and data analysis	433,248	1,558,497	2,832,804	4,765,110
Salaries and benefits	856,218	704,635	2,309,430	2,017,145
Share-based payments	851,971	599,621	1,837,353	2,140,972
Manufacturing	467,301	697,817	1,223,189	1,810,716
Legal patents and license fees	298,691	265,537	818,910	542,537
Other	269,761	27,735	528,705	87,152
Consulting	134,127	130,925	348,575	320,038
Travel and other	39,303	59,362	129,531	119,600
Royalties	62,773	-	99,239	62,774
Total	$5,464,123	$6,271,186	$17,018,874	$16,096,299

The overall research and development expense for the nine months ended June 30, 2024 was $17,018,874 compared to $16,096,299 for the nine months ended June 30, 2023. R&D expense in the nine month periods ended June 30, 2024 and 2023 reflects the ongoing clinical trial of masofaniten (EPI-7386) which commenced in July 2020.

Clinical costs of $6,891,138 (2023 - $4,230,255) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the clinical trials of masofaniten (EPI-7386). Expenditures in the nine months ended June 30, 2024 have increased over the prior period as the clinical sites and participants have expanded in the combination studies. Associated variable costs for the resulting data have increased concurrently.

Preclinical and data analysis costs of $2,832,804 (2023 – $4,765,110) were incurred for pharmacokinetic data analysis on clinical trial data. Prior period costs related to work on the Company’s preclinical pipeline and Anitac compounds have decreased in the recent period.

Salaries and benefits have increased to $2,309,430 (2023 - $2,017,145) as preclinical and clinical staff counts have remained relatively stable with some compensation adjustments over the periods presented.

The share-based payments expense of $1,837,353 (2023 - $2,140,972), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and employees of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Manufacturing costs of $1,223,189 (2023 - $1,810,716) includes amount for cGMP manufacturing of masofaniten (EPI-7386) drug supply to support the ongoing clinical trials as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of masofaniten (EPI-7386). Manufacturing costs were reduced in the current period from the prior period as the manufactured drug is now being supplied to clinical trials. These costs also include the shipment, international specifications and site audit work for drug management.

Legal patents and license fees for the period totaled $818,910 (2023 - $542,537). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. The Company anticipates that there will be continued investment into patent applications.

Consulting costs were $348,575 for the nine months ended June 30, 2024 (2023 - $320,038) relating to contract project management services as well as data quality audit support resulting in a small increase in the current period.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended		Nine months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Salaries and benefits	$804,794	$756,993	$4,019,104	$3,483,710
Share-based payments	1,748,227	561,452	2,698,864	2,020,803
Insurance	355,899	476,654	1,051,908	1,400,414
Professional fees	74,615	511,283	948,608	846,213
Investor relations	76,572	129,768	415,907	483,995
Office, IT and communications	106,349	174,360	356,816	417,835
Director fees	119,875	98,167	327,875	288,667
Regulatory fees and transfer agent	40,243	25,188	201,551	168,199
Travel and other	59,327	76,540	184,212	164,072
Operating lease liabilities and rent	33,593	1,967	102,080	6,786
Consulting and subcontractor fees	-	-	73,667	-
Accretion of short-term investments	(245,299)	(172,991)	(673,027)	(391,502)
Total	$3,174,195	$2,639,381	$9,707,565	$8,889,192

The overall general and administration expense was $9,707,565 for the nine months ended June 30, 2024 compared to $8,889,192 for the nine months ended June 30, 2023 and includes non-cash expense related to share-based payments of $2,698,864 (2023 - $2,020,803).  This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to directors, key management and employees of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits have increased to $4,019,104 (2023 - $3,483,710) as a result of an increased number of corporate staff to support administrative functions and relative wage adjustments.

Professional fees of $948,608 (2023 - $846,213) were incurred for legal and accounting services in conjunction with ongoing corporate activities. In the current period, the Company refreshed its ATM Sales Agreement and filed a prospectus supplement to its registration statement and base shelf prospectus resulting in an overall increased expense for the period.

Insurance expense of $1,051,908 (2023 - $1,400,414) relates to the cost of insurance coverage for directors and officers of the Company. The Company realized a decrease in annual premiums for its directors and officers insurance package for the current year.

Director fees of $327,875 (2023 - $288,667) were incurred for remuneration paid to directors for their membership on the Board based on an annual fee structure. The Board was awarded base increases effective April 2024 and has an additional member compared to the previous period.

Three months ended June 30, 2024 and 2023

The Company incurred a comprehensive loss of $7,233,091 for the three months ended June 30, 2024 compared to a comprehensive loss of $7,256,184 for the three months ended June 30, 2023. The detailed changes in research and development and general and administration expenses for the three months ended June 30, 2024 and 2023 are included in the tables above.

Research and development expenses were $5,464,123 (2023 - $6,271,186) for the three months ended June 30, 2024; the Company’s research and development investment continued with the ongoing clinical trials of masofaniten (EPI-7386). Clinical costs of $2,050,730 (2023 - $2,227,057) are relatively consistent between the two periods.  Clinical costs vary with the timing of clinical trial site startup costs, the composition of clinical trial sites and number of patient participants which have increased on a cumulative basis in fiscal 2024 as discussed with the nine-month results. The preclinical costs and data analysis costs of $433,248 (2023 - $1,558,497) support the clinical trial and associated analysis. Spending has decreased on the Company’s preclinical pipeline and Anitac compounds. Manufacturing costs of $467,301 (2023 - $697,817) reflect the manufacture and distribution of masofaniten (EPI-7386) to support the ongoing clinical trials.

General and administration expenses were $3,174,195 (2023 - $2,639,381) for the three months ended June 30, 2024. Professional fees of $74,615 (2023 - $511,283) have decreased for legal and accounting services in conjunction with ongoing corporate activities. Net of share-based payments, general and administration costs were down for the three months due to the timing of corporate maintenance, annual meeting costs and contract review work relative to the three months ended June 30, 2023. Salaries and benefits of $804,794 (2023 - $756,993) for the three months ended June 30, 2024 are higher due to the number of corporate employees and wages relative to the prior period. Directors’ fees of $119,875 (2023 - $98,167) are paid to directors for their membership on the Board based on an annual fee structure revised in April 2024 and the addition of a director from the prior period.

Share-based payments for research and development team members were $851,971 (2023 - $599,621) and share-based payments allocated for general and administrative expenses were $1,748,227 (2023 – $561,452) for directors, key management and employees of the Company. Share-based payments expense is non-cash and is estimated under the Black-Scholes method and expensed relative to vesting conditions for the underlying stock options.

Liquidity and Capital Resources

ESSA is a clinical stage company and does not currently generate revenue.

As of June 30, 2024, the Company has working capital of $128,515,998 (September 30, 2023 - $145,301,807). Operational activities during the nine months ended June 30, 2024 were financed mainly by proceeds from the financings completed in July 2020 and February 2021. At June 30, 2024, the Company had available cash reserves and short-term investments of $130,694,452 (September 30, 2023 - $148,076,401) to settle current liabilities of $3,575,057 (September 30, 2023 - $3,495,071). At June 30, 2024, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

Outstanding Share Data

As of August 5, 2024, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which - were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of August 1, 2024, we had 2,920,000 common shares issuable pursuant to 2,920,000 common share purchase warrants pursuant to full cash exercise, 6,963,339 common shares issuable pursuant to 6,963,339 exercisable outstanding stock options, 2,343,529 common shares issuable pursuant to 2,343,529 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2024. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of June 30, 2024, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2023.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Trading Plans of Directors or Officers

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 5, 2024

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer