Form 10-K
period 2024-09-30
ESSA Pharma Inc.
filed 2024-12-17
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

or

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

The aggregate market value of the voting and non-voting Common Shares held by non-affiliates of the registrant, based on the closing sale price of the registrant’s Common Shares on the last business day of its most recently completed second fiscal quarter, as reported on the Nasdaq was approximately $376.6 million.

The number of outstanding Common Shares of the registrant, no par value per share, as of December 16, 2024, was 44,388,550.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement in connection with the registrant’s 2024 annual meeting of shareholders, which will be filed with the Securities and Exchange Commission (the “SEC”) subsequent to the date hereof, are incorporated by reference into Part III of this Form 10-K. Such proxy statement will be filed with the SEC not later than 120 days following the end of the registrant’s fiscal year ended September 30, 2024.

ESSA PHARMA INC.

FORM 10-K

For the Fiscal Year Ended September 30, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to”, “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “might,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	our assessment of strategic alternatives and our ability to identify and execute any strategic transaction;
●	anticipated costs and effort associated with the discontinuation of our clinical trials;
●	anticipated cost savings in connection with the discontinuation of our clinical trials;
●	our ability to obtain funding and the timing and potential sources of such funding;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	sales of our Common Shares, no par value (the “Common Shares”) under the Open Market Sale AgreementSM between the Company and Jefferies LLC, effective November 3, 2023 (the “ATM Sales Agreement”);
●	our intended use of proceeds from past and future offerings of our securities;
●	the implementation of our business model and strategic plans, including our evaluation of strategic alternatives;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	our ability to maintain operations, raise capital and pursue strategic alternatives in light of global macroeconomic factors including inflation, supply chain issues and any current or future impact related to widespread health concerns, pandemics, or epidemics, and other outbreaks of illness;
●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to operate our business and conclude or wind-up our clinical and pre-clinical work;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures; and
●	estimates of our financial condition, expenses, capital requirements and our need for additional financing and potential sources of capital and funding.

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

●	the availability of sufficient financing on reasonable terms;
●	our ability to protect patents and proprietary rights;
●	our ability to successfully out-license our products, if any, and in-license and develop new products;
●	the absence of material adverse changes in our industry or the global economy;
●	our ability to attract and retain key personnel;
●	our continued compliance with third-party license terms and non-infringement of third-party intellectual property rights;
●	our ability to maintain good business relationships with our strategic partners; and
●	our ability to understand and predict market competition.

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our Common Shares speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in this Annual Report. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A. “Risk Factors” in this Annual Report as part of your evaluation of an investment in our Common Shares. Important factors that could cause such differences include, among other things, the following:

●	risks related to our ability to identify and execute any strategic transaction, and any strategic transactions that we may consummate in the future may not be successful;
●	risks related to our decision to discontinue development of masofaniten (formerly known as EPI 7386) and any related reduction in our workforce or change in operations may not result in anticipated savings and could disrupt our business;
●	risks related to our license agreement with third parties;
●	risks related to the possibility that any product candidates, may have undesirable side effects when used alone or in combination with other drugs;
●	risks related to our ongoing obligations and continued regulatory review;
●	risks related to potential administrative or judicial sanctions;
●	the risk of increased costs associated with prolonged, delayed or terminated clinical trials;
●	the risk that third parties may not carry out their contractual duties or terminate the relationship;
●	uncertainty as to our ability to raise additional funding;
●	risks related to our ability to raise additional capital on favorable terms and the impact of dilution from incremental financing;
●	risks of a deemed default on any residual obligations of the agreement providing for the CPRIT Grant and having to reimburse all of the CPRIT Grant, if such deemed default is not waived by CPRIT;
●	risks related to our incurrence of significant losses in every quarter since inception and our anticipation that it will continue to incur significant losses in the future;
●	risks related to our limited operating history;
●	risks related to our reliance on proprietary technology;
●	risks related to our ability to protect our intellectual property rights throughout the world;

●	risks related to claims by third parties asserting that we, or our employees, contractors or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our intellectual property;
●	risks related to our ability to comply with governmental patent agency requirements in order to maintain patent protection;
●	risks related to computer system failures or security breaches and increasing cyber threats;
●	risks related to business disruptions that could seriously harm our future revenues and financial condition and increase our costs and expenses;
●	risks related to potential conflicts of interest between us and our directors and officers;
●	risks related to competition from other biotechnology and pharmaceutical companies;
●	risks related to movements in foreign currency exchange rates, interest rates and rate of inflation;
●	risks related to our ability to realize benefits from acquired businesses or products or form strategic alliances in the future;
●	risks related to collaborations with third parties;
●	risks that employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation;
●	risks related to product liability lawsuits;
●	risks related to the costs of and management time devoted to operating as a public company;
●	risks related to being a smaller reporting company;
●	risks related to laws that govern fraud and abuse and patients’ rights;
●	risks related to our ability to comply with environmental, health and safety laws and regulations;
●	risks related to us being a “passive foreign investment company”;
●	risks related to United States investors’ ability to effect service of process or enforcement of actions against us;
●	risks related to market price and trading volume volatility;
●	risks related to securities class action litigation;
●	risks related to the potential impact of shareholder activism on our business;
●	risks related to our dividend policy;
●	risks associated with future sales of our securities;
●	risks related to our ability to maintain an active trading market for the Company's Common Shares;
●	risks related to widespread health concerns, pandemics, or epidemics and other outbreaks of illness;
●	risks related to our ability to implement and maintain effective internal controls;
●	risks related to provisions in our charter documents and Canadian law affecting corporate governance; and
●	risks related to analyst coverage.

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

Overview

ESSA is a clinical stage pharmaceutical company that, prior to the discontinuation of its clinical trials and preclinical and other development programs, has been focused on developing novel therapies for the treatment of prostate cancer with a primary focus on patients whose disease is still predominantly driven by the androgen axis. ESSA’s development of proprietary small molecule inhibitors of the N-terminal domain (“NTD”) of the androgen receptor (“AR”) was focused on the treatment of these patients in combination with second-generation antiandrogen drugs such as abiraterone, enzalutamide, apalutamide, and darolutamide.

In October 2024, ESSA announced that it decided to terminate its clinical trials evaluating masofaniten (EPI-7386). This decision was mutually agreed upon by both senior management and the board of directors (the “Board”). The decision was based on the results of a protocol-specified interim review of available safety, PK and efficacy data from ESSA’s Phase 2 clinical trial evaluating in a 2:1 randomization masofaniten (EPI 7386) combined with enzalutamide versus enzalutamide single agent in patients with mCRPC naïve to second-generation antiandrogens. This data showed a much higher rate of PSA90 response in patients treated with enzalutamide monotherapy (which is standard of care for this patient population) than were expected based upon historical data. In addition, there was no clear efficacy benefit seen with the combination of masofaniten (EPI-7386) plus enzalutamide compared to enzalutamide single agent. A futility analysis determined a low likelihood of meeting the prespecified primary endpoint of the study.

As part of its efforts to focus its resources, ESSA also announced that the other remaining company-sponsored and investigator-sponsored clinical studies evaluating masofaniten (EPI-7386) either as a monotherapy or in combination with other agents will be terminated. ESSA also decided to withdraw its Investigational New Drug (“IND”) application and CTAs that have been submitted to date.

In connection with these events, ESSA has initiated a comprehensive review process to review its strategic options to maximize shareholder value. ESSA expects to devote significant time and resources to its review of strategic options. There can be no assurances that the strategic review process will deliver the anticipated benefits thereof or enhance shareholder value. Strategic options may include, but are not limited to, a merger, amalgamation, arrangement, reverse take-over, business combination, asset sale or acquisition, shareholder distribution, wind-down, liquidation and dissolution or other strategic transaction or the operation of its business and election to seek new product candidates for development.

There can also be no assurance that ESSA will be able to successfully consummate any particular strategic transaction, or any transaction at all. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. ESSA may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in ESSA’s business and may diminish or delay any future distributions to our shareholders.

Background and History

The Company believed its latest series of investigational compounds, including its previously planned product candidate masofaniten (formerly known as EPI-7386), had the potential to significantly expand the interval of time in which patients with earlier stage prostate cancer can benefit from anti-hormone-based therapies. Specifically, the compounds were designed to disrupt the androgen receptor AR signaling pathway, the primary pathway that drives prostate cancer growth and prevent AR activation through binding to the NTD of the AR. In this respect, the Company believed its compounds differed mechanistically from classical non-steroid antiandrogens. These classic antiandrogens interfere either with androgen synthesis (i.e., abiraterone), or with the binding of androgens to the ligand-binding domain (“LBD”), located at the opposite end of the receptor from the NTD (i.e., “lutamides”). A functional NTD is essential for the functionality of the AR; blocking the NTD inhibits AR-driven transcription and therefore androgen-driven biology.

The Company believed that the transcription inhibition mechanism of its preclinical compounds was unique and had the potential advantage of bypassing several of the identified mechanisms of resistance to the antiandrogens currently used in the treatment of castration-resistant prostate cancer (“CRPC”). The Company was granted by the United States Adopted Names (“USAN”) Council a unique USAN stem “-Aniten” to recognize this new first-in-class mechanistic class. The Company refers to this series of proprietary investigational compounds as the “Aniten” series. In preclinical studies, blocking the NTD demonstrated the capability to prevent AR-driven gene expression. A previously completed Phase 1 clinical trial of ESSA’s first-generation agent, ralaniten acetate (“EPI-506”) administered to patients with metastatic CRPC (“mCRPC”) refractory to current standard of care therapies demonstrated prostate-specific antigen (“PSA”) declines, a sign of inhibition of AR-driven biology. This inhibition, however, was neither deep nor sustained enough to confer clinical benefit and the Company made the decision to develop a more potent next generation drug which would also have a longer half-life.  The Company attempted to develop such a drug and conducted clinical trials with this next generation Aniten, masofaniten (EPI-7386), which focused on the treatment of earlier stage, more homogeneously androgen-driven tumors, in combination with one or another of the current latest generation classic antiandrogens.

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

The Company believed that through their potential to block androgen-driven gene transcription by using a unique mechanism involving the NTD and thereby bypassing these known mechanisms of resistance to current antiandrogens, the Aniten series of compounds might have held the potential to be effective in cases where LBD-based mechanisms of resistance to second generation antiandrogens in otherwise AR-driven disease are operating. The results from both extensive preclinical studies and the initial clinical experience, prior to October 2024, supported the Company’s belief. In preclinical studies, the Aniten series of compounds was observed to shrink AR-dependent prostate cancer xenografts, including tumors both sensitive and resistant to the second-generation antiandrogens, such as enzalutamide. Plasma PSA level declines and increases in PSA doubling time as well as declines in circulating tumor DNA and decreases in radiographic tumor measurements were observed in a subset of patients enrolled in the Phase 1 study of masofaniten (EPI-7386) as described below.  Importantly with respect to the potential clinical application of NTD inhibition during the natural history of the disease, earlier studies by the Company and its collaborators had also suggested the potential advantage for combinations of the Company’s Aniten compounds with currently approved antiandrogens to inhibit AR-driven biology more completely than AR inhibition from either end of the receptor alone. This hypothesis was then-supported by the clinical trial results obtained in recent years of the superior overall survival obtained in the hormone-sensitive prostate cancer (“HSPC”) setting by combining ADT and the latest generation antiandrogens earlier in the course of the disease versus the administration of these two therapies sequentially.

While the potential importance of the NTD as a drug target has been appreciated for more than two decades, for technical reasons this has been a difficult target for therapeutic agent development.  The NTD of the AR is flexible with a high degree of intrinsic disorder making it difficult for use in classic crystal structure-based drug design. The Company is not currently aware of any clinical-stage NTD AR inhibitors that are in development by other drug development companies. The nature of the binding of the Aniten compounds to the NTD, and the biological consequences of that binding, have been defined in scientific studies. The selectivity of the binding, based on in vivo imaging as well as in vitro studies, has been consistent with the favorable toxicological results observed in preclinical studies of the first-generation EPI-506 and the subsequent safety results observed in the Phase 1 trial of EPI-506.  Subsequent to this trial and following the decision to pursue masofaniten (EPI-7386) as the Company’s lead product candidate, the Company completed a series of biophysical and biological studies revealing the interaction and binding of masofaniten (EPI-7386) to the NTD of the AR and presented these findings at several medical conferences in 2021.  See “Completed Phase 1 Clinical Study of EPI-506” and “Next generation Aniten molecules” below.

The incidence of prostate cancer continues to rise. In 2024, 35,250 men are estimated to die of prostate cancer with 299,010 new estimated cases of the disease1. According to a prostate cancer market mapping assessment conducted by IQVIA, there were approximately 260,000 men with prostate cancer treated in the U.S. in 2023 with systemic treatments who had not yet received a second-generation antiandrogen2. The Company believed that the Aniten series of compounds could ultimately hold potential benefit for many of those patients. In its early clinical development, the Company focused on patients who have failed second-generation antiandrogen therapies (i.e., abiraterone and/or lutamides) for the following reasons:

●	CRPC treatment remains a prostate cancer market segment with an apparent and significant unmet therapeutic need and is a potentially large market;
●	the Company believed that the unique mechanism of action of its Aniten compounds is well suited to treat those patients who have failed AR LBD focused therapies and whose biological characterization reveals that their tumors are still largely driven by AR biology; and
●	the Company expected that the relatively large number of patients with an apparent unmet therapeutic need in this area will facilitate timely enrollment in its clinical trials.

The Company believed that the demonstration of favorable safety and tolerability in the initial Aniten Phase 1 clinical trial, together with the compelling preclinical rationale, enabled and emphasized the importance of the study of the combination of masofaniten (EPI-7386) with second-generation antiandrogens. Furthermore, the Company believed that this application of two independent, complementary mechanisms of AR transcription inhibition may result in greater suppression of androgen activity and the delay or prevention of drug resistance. Recent progress in the clinical treatment of prostate cancer has resulted from the earlier utilization of antiandrogens in combination with classic ADT, consistent with the premise that more effective androgen suppression may yield clinical benefit. The Company believed that the introduction of NTD inhibitors, such as masofaniten (EPI-7386), therefore had the potential to improve androgen suppression, delay the emergence of resistance, and result in improved clinical benefit.

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

The IND application to the FDA for EPI-506, to begin a Phase 1 clinical trial was allowed in September 2015, with the first clinical patient enrolled in November 2015. The Company’s Clinical Trial Application (“CTA”) submission to Health Canada was subsequently also cleared. Based on allometric scaling, an initial dose level of EPI-506 of 80 mg was determined. However, following the enrollment of the initial cohorts, it became apparent that EPI-506 exposure was much lower in humans than projected. EPI-506 dosing was escalated aggressively to allow patients in the clinical study greater exposure to the drug. The highest dose patients ultimately received was 3600 mg of EPI-506, administered in a single dose or split into two doses daily. The initial data from the Phase 1 clinical trial was presented at the European Society of Medical Oncology meeting in September 2017.

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

Although the Company believed that the safety results and possible signs of anti-tumor activity observed at higher dose levels support the concept that inhibiting the AR-NTD may have provided a clinical benefit to mCRPC patients, the pharmacokinetic and metabolic studies revealed the limitations of the first-generation agent EPI-506.  Through its discovery research, the Company had concluded that it should be feasible to develop a next generation of NTD inhibitor which would demonstrate greater potency, reduced metabolism and other improved pharmaceutical properties. As a result, the Company announced on September 11, 2017, its decision to discontinue the further clinical development of EPI-506 and to implement a corporate restructuring plan to focus research and development resources on its next-generation Anitens targeting the AR-NTD. This next generation Aniten compound included significantly more potent drugs designed to exhibit increased resistance to metabolism and therefore a longer predicted circulating half-life. The Company’s planned product candidate, masofaniten (EPI-7386), demonstrated these and other favorable characteristics in extensive preclinical characterization and clinical studies which the Company has presented in a series of poster presentations at scientific meetings.

Next generation Aniten molecules

The Company’s family of next-generation investigational Aniten compounds incorporated multiple chemical scaffold changes to the first-generation drugs which in preclinical studies retained NTD inhibition of the AR. In addition, they showed improvement in a range of attributes when compared to the first-generation compound, EPI-506, in preclinical studies. In in vitro assays measuring inhibition of AR transcriptional activity, these product candidates demonstrated 20 times higher potency than EPI-506 or its active metabolite, EPI-002. In addition, the compounds demonstrated increased metabolic stability in preclinical studies, suggesting the potential for longer half-lives in humans. Lastly, the compounds demonstrated more favorable pharmaceutical properties relative to EPI-506. The Company believed that these product candidates, if successfully developed and approved, may have offered advancements in ease and cost of large-scale manufacture, drug product stability, and suitability for commercialization globally. Of these next-generation Anitens, masofaniten (EPI-7386) was selected for IND filing and a Phase 1 clinical trial. As discussed further herein, ESSA has decided to withdraw its IND and the CTAs relating to masofaniten (EPI-7386) that have been submitted to date.

Our Strategy

In October 2024, ESSA announced that it decided to terminate its clinical trials evaluating masofaniten (EPI-7386), and that the remaining company-sponsored and investigator-sponsored clinical studies evaluating masofaniten (EPI-7386) will be terminated. ESSA has also decided to withdraw its IND and CTAs that have been submitted to date. In connection with these events, ESSA is undergoing a comprehensive review process to review its strategic options to maximize shareholder value.

In developing possible therapeutics that involve binding to the NTD of the AR, the Company’s strategic approach previously involved combining Aniten compounds with second generation antiandrogens in earlier lines of therapy. The Company, with industry partners, had been conducting clinical trials of combinations of masofaniten (EPI-7386) and second-generation antiandrogens in prostate cancer patients with nmCRPC, mCRPC, mHSPC and neo-adjuvant prostate cancer surgical treatment setting whose disease is thought to be still predominantly AR dependent. The Company was also completing the clinical development of masofaniten (EPI-7386) as a monotherapy treatment for patients with mCRPC, who are resistant to the current standard of care, to assess the drug’s performance as a single agent as completely as possible, with regards to safety, tolerability, and anti-tumor activity together with detailed pharmacological and biological studies. In parallel, the Company was continuing preclinical studies, including work on other Aniten molecules and other potential applications for AR NTD inhibitors.

The identification and characteristics of masofaniten (EPI-7386)

The purpose of the next-generation program had been to identify drug candidates with increased potency, reduced metabolic susceptibility and superior pharmaceutical properties compared to ESSA’s first-generation compounds. Structure-activity relation studies conducted on the chemical scaffold of ESSA’s first-generation compounds had resulted in the generation of a new series of compounds demonstrating higher potency and predicted longer half-lives. Multiple changes in the chemical scaffold were incorporated with the goal of improving ADME (absorption, distribution, metabolism, and excretion) and pharmaceutical properties of the chemical class.

Several next-generation Aniten molecules met prespecified preclinical target product profile goals regarding potency, stability, selectivity and pharmaceutical properties. On March 26, 2019, the Company announced the nomination of masofaniten (EPI-7386) as its lead clinical candidate for the treatment of mCRPC through inhibition of the NTD of the androgen receptor. In preclinical studies, masofaniten (EPI-7386) had displayed activity in vitro in numerous AR-dependent prostate cancer models including models where second-generation antiandrogens are inactive. In addition, masofaniten (EPI-7386) had shown to be significantly more potent, metabolically stable and more effective in preclinical studies compared to ESSA’s first-generation compound, EPI-506. Lastly, masofaniten (EPI-7386) had demonstrated a favorable tolerability profile in all animal studies of the compound conducted to that date.

From this series of next-generation compounds, masofaniten (EPI-7386) was selected as the lead candidate for the initial clinical development in mCRPC. An IND was submitted to the FDA on March 30, 2020, and was allowed by the FDA on April 30, 2020. A CTA was filed with Health Canada in April 2020 and clearance was subsequently received. Clinical testing of masofaniten (EPI-7386) commenced in July 2020, allowing for accommodations to the planned timeline as a result of the impact of COVID-19 at clinical trial sites (see “Risk Factors – Widespread health concerns, pandemics or epidemics, and other outbreaks of illness may negatively affect the Company’s ability to maintain operations and execute its business plan” in this Annual report on Form 10-K). In October 2024, ESSA announced that it decided to terminate its clinical trials evaluating masofaniten (EPI-7386), and that the remaining company-sponsored and investigator-sponsored clinical studies evaluating masofaniten (EPI-7386) will be terminated. ESSA has also decided to withdraw its IND and CTAs that have been submitted to date. In connection with these events, ESSA is undergoing a comprehensive review process to review its strategic options to maximize shareholder value.

Advancing masofaniten (EPI-7386) through clinical development

In October 2024, the Company announced its decision to terminate its clinical trials evaluation masofaniten (EPI-7386), including each of the clinical trials described below.

The Company was previously advancing masofaniten (EPI-7386) through two clinical trials: EPI-7386-CS-001 and EPI-7386-CS-010. The clinical trial of EPI-7386-CS-001 had two arms that represent a monotherapy and combination component of the study schema, as outlined below:

Notes: “mCRPC” means metastatic castration-resistant prostate cancer; “AAP” means abiraterone acetate/prednisone; “mHSPC” means metastatic hormone-sensitive prostate; and “nmCRPC” means non-metastatic castration-resistant prostate cancer

The clinical trial of EPI-7386-CS-010 was a combination trial with enzalutamide with a Phase 1 dose equilibration component and Phase 2 head-to-head comparison component, as outlined in the study schema below:

Notes: “ENZ” means enzalutamide

Phase 1 Clinical Trial - EPI-7386-CS-001

The Phase 1 clinical trial of masofaniten (EPI-7386) “Oral EPI-7386 in Patients With Castration-Resistant Prostate Cancer (EPI-7386)” completed enrollment in the Part A Monotherapy component of the study and, until October 31, 2024, was actively enrolling patients in the Part B Combination component of the study in two separate cohorts: Cohort 1 in combination with abiraterone acetate and prednisone in patients with either mHSPC or mCRPC for whom abiraterone acetate with prednisone is standard of care, and Cohort 2, in nmCRPC patients naïve to second generation antiandrogens in combination with apalutamide. The primary objectives of these two combination cohorts was to assess the safety and possible drug-drug interactions between masofaniten (EPI-7386) and abiraterone or apalutamide to inform the recommended doses of masofaniten (EPI-7386) when used in combination with these standard of care drugs. This study was conducted in the U.S. and Canada (www.clinicaltrials.gov under identifier NCT04421222).

Part A Monotherapy - Phase 1a – Dose Escalation

The open-label, dose-escalation Phase 1a clinical trial was designed to determine the safety, tolerability, pharmacokinetics, maximum tolerated dose and/or a recommended Phase 2 range of doses in line with the FDA’s Project Optimus, and to assess preliminary anti-tumor activity of the drug.

The design of the Phase 1 clinical trial included the standard 3+3 design per dose cohort for the Part 1a dose escalation phase, with subjects receiving a daily oral dose of masofaniten (EPI-7386) once a day QD until there is objective evidence of clinical disease progression, and or occurrence of an unacceptable toxicity.

The dose escalation Part 1a of the study completed enrollment. Patients enrolled in the Part 1a of the study were selected clinically, on the basis of having progressive mCRPC as exemplified by rising PSA values and/or radiological disease progression despite latest generation antiandrogen treatment. However, all patients were also retrospectively biologically characterized for underlying tumor genomic characteristics, for evidence of AR pathway activation as well as non-AR oncogenic pathways and during the conduct of the trial, for dose-related biological, pharmacological and pharmacodynamic effects.

The protocol amendments filed with the FDA in September 2021 and July 2022 allow for monotherapy development in less heavily pretreated patients (as described above) in whom the androgen receptor pathway is more likely to be the primary driver of tumor growth. The Company’s goal was to establish, one or more doses/schedules to be tested in the expansion Phase 1b study in alignment with the FDA Project Optimus guidance, based on multiple inputs, including pharmacokinetic and biological observations, in addition to clinical experience. Two dose levels were advanced to Phase 1b dose expansion testing: 600 mg QD and 600 mg BID.

Part A Monotherapy – Phase 1b – Dose Expansion

The primary objective of Phase 1b was to further evaluate the safety, tolerability, pharmacokinetics, and preliminary anti-tumor activity (as measured by changes in tumor burden measured by imaging and changes in PSA levels over time) of masofaniten (EPI-7386) at 600 mg BID and 600 mg QD in a patient population enrolled under eligibility criteria similar to the one adopted for the Phase 1a with a focus on chemo-naïve mCRPC patients whose diseases have progressed after two lines of treatment including at least one line of second-generation antiandrogens. The 600 mg BID cohort and the 600 mg QD cohorts were fully enrolled at the time of the study termination.

Combination studies

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

The Company’s preclinical data and other evidence suggest earlier patient populations are more homogeneously AR-driven, and the favorable safety profile demonstrated in the Phase 1a dose escalation trial justified the study of the combination of masofaniten (EPI-7386) with classic antiandrogens. As a result, the Company, together with its collaborators, conducted, and prior to October 2024, planned to continue to conduct, a series of clinical trials in this regard. As mentioned above the Phase 1 clinical trial of masofaniten “Oral EPI-7386 in Patients With Castration-Resistant Prostate Cancer (EPI-7386)” was amended to include a Part B evaluating the combination of masofaniten (EPI-7386) with abiraterone acetate or apalutamide in earlier patient populations to assess safety and potential drug interactions of these combinations. In addition, a separate Phase 1/2 study was being conducted to evaluate the safety and efficacy of masofaniten (EPI-7386) in combination with enzalutamide in patients with mCRPC naïve to second generation antiandrogens.

An activated AR is required for the growth and survival of most prostate cancer. Unlike current antiandrogen therapies which can only inhibit full-length AR, NTD inhibition of AR-directed biology occurs both in full length AR and splice variant ARs. The Company believed that the AR-NTD was an ideal target for next-generation antiandrogen hormone therapy.

Clinical Trial – EPI-7386-CS-010 – Combination Treatment with Enzalutamide

The Company was also running a Phase 1/2 study of masofaniten (EPI-7386) in combination with enzalutamide compared with enzalutamide alone in patients with mCRPC. Phase 1 of the study was a single-arm dose escalation study of masofaniten (EPI-7386) in combination with a fixed dose of enzalutamide.

A collaboration and supply agreement with Astellas Pharma Inc. (“Astellas”) to evaluate masofaniten (EPI-7386) in combination with Astellas and Pfizer Inc.’s (“Pfizer”) AR inhibitor, enzalutamide, in patients with mCRPC was announced on February 24, 2021. ESSA was paying for and was operationally conducting this trial, with an initial Phase 1 dose equilibration followed by a randomized Phase 2 trial planned to involve 120 patients. The enzalutamide for this trial was supplied by Astellas. The first patient in this Phase 1/2 study was dosed in January 2022 and the safety, tolerability, pharmacokinetics, and initial PSA responses were originally reported in the June 2022 clinical update in poster presentations at the Prostate Cancer Foundation Retreat in October 2022 and the American Society of Clinical Oncology Genitourinary Cancers Symposium in February 2023. In the Phase 1 dose equilibration, masofaniten (EPI-7386) was evaluated at escalating dose levels including 600 mg QD, 800 mg QD and 600 mg BID in combination with 120 mg and 160 mg enzalutamide in patients with mCRPC naïve to second generation antiandrogens. The Phase 1 part of the study had completed enrollment at the time of the study termination. The recommended Phase 2 combination doses for the Phase 2 randomized phase was 600 mg BID masofaniten (EPI-7386) with 160 mg enzalutamide (the highest dose levels tested). The Phase 2 study, planned to involve 120 patients and had two arms consisting of the following: a planned 80 patients with doses of 600 mg BID masofaniten and 160 mg QD ENZ, and 40 patients with a dose of 160 mg ENZ. The Phase 2 study was enrolling patients in the U.S., Canada certain countries in Europe, and Australia at the time of the study termination.

Clinical Trial – EPI-7386-CS-001 – Combination Treatments with Abiraterone and with Apalutamide

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

The Company’s most recent protocol amendment in June 2023, modified the protocol design of this study by adding combination treatment with second-generation antiandrogens. Specifically, the amended protocol consisted of two parts: a Part A Monotherapy study and a Part B Combination study. Part A had two phases: a Phase 1a Dose Escalation and a Phase 1b Dose Expansion, as discussed above, with Part B conducted in two cohorts, Cohort 1 evaluating masofaniten (EPI-7386) in combination with abiraterone acetate/prednisone for patients with mHSPC or mCRPC who receive abiraterone acetate/prednisone as part of their standard of care treatment and Cohort 2, previously the “window of opportunity cohort”, evaluating single agent masofaniten (EPI-7386) for 12 weeks in patients with nmCRPC before apalutamide was added.

Part B Combination – Cohort 1 – Combination with Abiraterone acetate/prednisone

The Company planned, before October 2024, to evaluate the combination of masofaniten (EPI-7386) with abiraterone acetate/prednisone (AAP) in patients with mHSPC or mCRPC. AAP was to be provided by Janssen under a clinical trial support agreement as described above.

Part B Combination - Cohort 2 – Window of opportunity with clinical endpoints followed by combination with Apalutamide

The primary objective of Cohort 2 was to assess the anti-tumor activity (as measured by changes of PSA over time) of masofaniten (EPI-7386) administered at 600 mg BID for a limited window of time (up to 12 weeks before patients start standard of care therapy) in nmCRPC patients whose disease is unperturbed by previous second-generation antiandrogen therapies or chemotherapy. Following the dosage of masofaniten (EPI-7386) as a single agent after the 12-week window, the Company planned to evaluate the combination of masofaniten (EPI-7386) with apalutamide. Apalutamide was to be provided by Janssen under the same clinical trial support agreement.

In addition to the agreements announced with Pfizer, and Janssen, a third collaboration was announced with Bayer. Bayer was to pay for and conduct a Phase 1/2 clinical trial with masofaniten (EPI-7386) to evaluate masofaniten (EPI-7386) in combination with darolutamide in earlier line mCRPC patients. ESSA planned to provide masofaniten (EPI-7386) for the combination trial. This clinical trial has not yet been initiated and the Company no longer plans to pursue initiation of the trial.

Preclinical Development of Anitens and other indications

The Company has decided to terminate its preclinical development programs and related work during the pendency of its strategic options review discussed further herein. Prior to October 2024, the Company was conducting research on other emerging potential clinical applications for NTD inhibitors. As part of that preclinical work on Aniten compounds, the Company also studied NTD degraders and presented data for its first generation of AR ANITAC NTD degraders at the AACR annual meeting on April 10, 2022 in a poster titled “Androgen receptor (AR) N-Terminal Domain degraders can degrade AR full length and AR splice variants in CRPC preclinical models.”

Recent Developments

Termination of Clinical Studies and Evaluation of Strategic Options

On October 31, 2024, ESSA announced that it decided to terminate its Phase 2 clinical trial evaluating in a 2:1 randomization masofaniten (EPI-7386) combined with enzalutamide versus enzalutamide single agent in patients with mCRPC naïve to second-generation antiandrogens. This decision, mutually agreed upon by both senior management and the Board, was based on a protocol-specified interim review of the safety, PK and efficacy data, which showed a much higher rate of PSA90 response in patients treated with enzalutamide monotherapy (which is standard of care for this patient population) than were expected based upon historical data. In addition, there was no clear efficacy benefit seen with the combination of masofaniten (EPI-7386) plus enzalutamide compared to enzalutamide single agent. A futility analysis determined a low likelihood of meeting the prespecified primary endpoint of the study.

As part of its efforts to focus its resources, ESSA also announced the remaining company-sponsored and investigator-sponsored clinical studies evaluating masofaniten (EPI-7386) either as a monotherapy or in combination with other agents, including each of the clinical studies described herein will be terminated. ESSA also decided to withdraw its IND and CTAs that have been submitted to date. In connection with these events, ESSA has initiated a comprehensive review process to review its strategic options to maximize shareholder value. ESSA expects to devote significant time and resources to its review of strategic options. There can be no assurances that the strategic review process will deliver the anticipated benefits thereof or enhance shareholder value. Strategic options may include, but are not limited to, a merger, amalgamation, arrangement, reverse take-over, business combination, asset sale or acquisition, shareholder distribution,  wind-down, liquidation and dissolution or other strategic transaction or the operation of its business and election to seek new product candidates for development.

There can be no assurance that ESSA will be able to successfully consummate any particular strategic transaction, or any transaction at all. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. ESSA may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in ESSA’s business and may diminish or delay any future distributions to our shareholders.

2024

On September 13-17, 2024, the Company updated dose escalation data from its Phase 1/2 study evaluating masofaniten (formerly EPI-7386) in combination with enzalutamide at the 2024 European Society for Medical Oncology (ESMO).

The updated dose escalation data included that in patients evaluable for safety (n=18), masofaniten combined with enzalutamide, was well-tolerated at the dose levels tested through 32 cycles of dosing in some patients. Most frequent adverse events were Grades 1 and 2, related to either AR inhibition or gastrointestinal tract irritation. In Cohort 4, one patient experienced a Grade 3 rash, which was observed immediately following administration of masofaniten combined with enzalutamide and deemed probably related, resulting in the expansion of the cohort from four to seven patients. No additional dose-limiting toxicities (DLTs) were observed, therefore the maximum tolerated dose (MTD) was not reached. The recommended Phase 2 combination doses (RP2CDs) were identified as masofaniten 600 mg twice daily (BID) in combination with enzalutamide 160 mg once daily (QD).

At such time, in the patients evaluable for efficacy (n=16), rapid, deep and durable reductions in PSA were observed, regardless of previous chemotherapy status, including in patients who received lower than the full dose of enzalutamide (120 mg). Across all dose cohorts, 88% of patients (14 of 16) achieved PSA50, 88% of patients (14 of 16) achieved PSA90, 69% of patients (11 of 16) achieved PSA90 in less than 90 days, and 63% of patients (10 of 16) achieved PSA <0.2ng/mL. With a median follow up of 15.2 months, the median time to PSA progression and radiographic progression free survival had not yet been reached.

The randomized, open-label, two arm, Phase 2 dose expansion portion of the study was underway and designed to evaluate the combination of masofaniten and enzalutamide versus single agent enzalutamide in patients with mCRPC naïve to second generation anti-androgens. The study planned to enroll patients at approximately 33 sites in the USA, Canada and Australia, and an additional 22 sites in Europe.

On January 25-27, 2024, the Company presented updated dose escalation data from its Phase 1/2 study evaluating masofaniten (EPI-7386) in combination with enzalutamide at the 2024 ASCO Genitourinary Cancers Symposium.

The data included that in patients evaluable for safety (n=18), masofaniten combined with enzalutamide, was well-tolerated at the dose levels tested through 25 cycles of dosing in some patients. Most frequent adverse events were Grades 1 and 2, related to either AR inhibition or gastrointestinal tract irritation. In Cohort 4, one patient experienced a Grade 3 rash, which was observed immediately following administration of masofaniten combined with enzalutamide and deemed probably related, resulting in the expansion of the cohort from four to seven patients. No additional dose-limiting toxicities were observed, therefore the maximum tolerated dose was not reached. The recommended Phase 2 combination doses were identified as masofaniten 600 mg BID in combination with enzalutamide 160 QD.

In the patients evaluable for efficacy (n=16), rapid, deep and durable reductions in PSA were observed, regardless of previous chemotherapy status, including in patients who received lower than the full dose of enzalutamide (120 mg). Across all dose cohorts, 88% of patients (14 of 16) achieved PSA50, 81% of patients (13 of 16) achieved PSA90, 69% of patients (11 of 16) achieved PSA90 in less than 90 days, and 63% of patients (10 of 16) achieved PSA <0.2ng/mL. While the data for disease PSA progression were still maturing with a median follow up of 11.1 months, the median time to PSA progression was at 16.6 months.

The randomized, open-label, two arm, Phase 2 dose expansion portion of the study was underway and designed to evaluate the combination of masofaniten and enzalutamide versus single agent enzalutamide in patients with mCRPC naïve to second generation anti-androgens. The study planned to enroll patients in the U.S., Canada, certain countries in Europe, and Australia.

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

In the patients evaluable for efficacy (n=16), rapid, deep and durable reductions in PSA were observed, regardless of previous chemotherapy status, including in patients who received lower than the full dose of enzalutamide (120 mg). In the first three cohorts, 90% of patients (9 of 10) achieved PSA50 and PSA90, 80% of patients (8 of 10) achieved PSA90 in less than 90 days, and 70% of patients (7 of 10) achieved PSA <0.2ng/mL. Across all dose cohorts including patients in the recently enrolled Cohort 4, 88% of patients (14 of 16) achieved PSA50, 81% of patients (13 of 16) achieved PSA90, 69% of patients (11 of 16) achieved PSA90 in less than 90 days, and 56% of patients (9 of 16) achieved PSA <0.2ng/mL. The randomized Phase 2 dose expansion portion of the study has been discontinued.

On October 20-24, 2023, the Company presented updated dose escalation data from its Phase 1/2 study evaluating masofaniten (EPI-7386) in combination with enzalutamide at the European Society of Medical Oncology (ESMO) 2023 Congress.

The data presented included that in patients evaluable for safety (n=18), masofaniten combined with enzalutamide, was well-tolerated at the doses tested through 21 cycles of dosing in some patients. Most frequent adverse events were Grade 1 and 2, related to either AR inhibition or gastrointestinal tract irritation. In Cohort 4, one patient experienced a Grade 3 rash, which was observed immediately following administration of masofaniten combined with enzalutamide and deemed probably related.

In the patients evaluable for efficacy (n=16), rapid, deep and durable reductions in PSA were observed, regardless of previous chemotherapy status, including in patients who received lower than the full dose of enzalutamide (120 mg). In the first three cohorts, 90% of patients (9 of 10) achieved PSA50 and PSA90, 80% of patients (8 of 10) achieved PSA90 in less than 90 days, and 70% of patients (7 of 10) achieved PSA <0.2ng/mL. Across all dose cohorts including patients in the recently enrolled cohort four, 88% of patients (14 of 16) achieved PSA50, 69% of patients (11 of 16) achieved PSA90, 63% of patients (10 of 16) achieved PSA90 in less than 90 days, and 56% of patients (9 of 16) achieved PSA <0.2ng/mL. The randomized Phase 2 dose expansion portion of the study has been discontinued.

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

On June 6, 2023, the Company appointed Lauren Merendino to the Board.

On April 12, 2023, the Company announced it had entered into a clinical trial support agreement with Janssen. ESSA was sponsoring and conducting a Phase 1 clinical trial evaluating the safety, pharmacokinetics, drug-drug interactions, and preliminary anti-tumor activity of masofaniten (EPI-7386) when administered in combination with either apalutamide or abiraterone acetate plus prednisone. Janssen was supplying apalutamide and abiraterone acetate.

On February 16-19, 2023, the Company presented analyses of initial clinical data from two Phase 1 studies of masofaniten (EPI-7386) in patients with mCRPC at the American Society of Clinical Oncology Genitourinary Cancers Symposium. The Company presented an update to the Phase 1 monotherapy study demonstrating that masofaniten (EPI-7386) single agent showed a favorable safety profile and was well-tolerated up to a daily dose of 1200 mg (600 mg BID), achieved target clinical exposures and showed preliminary signals of anti-tumor activity in heavily pretreated mCRPC patients. The second poster presented preliminary results to the Phase 1/2 trial of masofaniten (EPI-7386) in combination with Astellas and Pfizer’s AR inhibitor, enzalutamide. Ten patients had been enrolled in the first three cohorts: three in cohort 1 (600 mg QD masofaniten (EPI-7386) and 120 mg QD enzalutamide), four in cohort 2 (800 mg QD masofaniten (EPI-7386) and 120 mg QD enzalutamide) and three in cohort 3 (600 mg BID masofaniten (EPI-7386) and 120 mg QD enzalutamide). At that time, the DLT period had not cleared for cohort 3. For the first 2 cohorts that cleared the DLT period, no DLTs were observed, and the safety profile was consistent with second-generation antiandrogens (e.g., Grade 1 or 2 AEs of fatigue and hot flushes). Pharmacokinetic results from cohorts 1 and 2 had demonstrated that enzalutamide exposure was minimally impacted by masofaniten (EPI-7386), while, as expected, masofaniten (EPI-7386) exposure was reduced by approximately 60% by enzalutamide (a well established CYP3A4 inducer). The observed masofaniten (EPI-7386) exposures remained in the clinically relevant range suggested by pre-clinical xenograft studies. Five out of six evaluable patients enrolled in the first two cohorts showed a PSA decrease >90% regardless of the patients previous chemotherapy status, and four out of six evaluable patients PSA levels reached < 0.2 ng/mL. All five patients that experienced biochemical responses showed stable disease by imaging.

2022

On October 31, 2022, the Company announced that Janssen Research and Development is suspending enrollment into the Phase 1 clinical study of masofaniten (EPI-7386) with apalutamide and masofaniten (EPI-7386) with abiraterone acetate plus prednisone in mCRPC patients as a result of operational recruitment challenges. Initial clinical activity was observed in some patients, with two of the three patients achieving a PSA reduction of 90% (“PSA90”) within 12 weeks. The Company was in discussions with Janssen to supply abiraterone acetate and apalutamide for an ESSA-sponsored combination study.

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

The key response findings in both QD and BID patients, as of June 1, 2022, demonstrated that tumor volume decreased in five patients out of 10 patients who had measurable disease and were on therapy for more than 12 weeks. PSA decrease or PSA stabilization was observed in a clinical subset of patients with no visceral disease, fewer DNA genomic aberrations in non-AR oncogenic pathways, and fewer than 3 lines of therapy. This provided further information to support refining the monotherapy development program patient population. In 17 patients with measurable ctDNA levels at baseline, ctDNA declines were observed in patients harboring AR point mutations, AR gain/amplification and AR truncations, suggesting masofaniten’s (EPI-7386) potential activity against these tumors.

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

The clinical update also provided the status of the combination studies evaluating masofaniten (EPI-7386) in earlier lines of therapy in Phase 1/2 trials which combine masofaniten (EPI-7386) with approved second-generation antiandrogens. In the Phase 1/2 study being conducted by the Company of masofaniten (EPI-7386) in combination with Astellas Pharma Inc.’s and Pfizer Inc.’s AR inhibitor, enzalutamide, in patients with mCRPC who have not been treated with second-generation antiandrogens, the first cohort had cleared the 28-day DLT period with no safety issues and when reported the trial was currently enrolling the second cohort of patients. The preliminary data from the first cohort in the Phase 1/2 combination trial with enzalutamide suggests that the drugs can be combined safely and based upon clinical and preclinical data predicted to be active. The early data, in addition to preclinical studies, supported masofaniten’s (EPI-7386) potential in combination with second-generation antiandrogens to suppress androgen receptor biology and induce a potent anti-tumor response.

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

On January 19, 2022, the Company announced the first patient dosed in the Company-sponsored Phase 1/2 study to evaluate the safety, tolerability and preliminary efficacy of ESSA’s lead product candidate, masofaniten (EPI-7386), a first-in-class N-terminal domain androgen receptor inhibitor, in combination with Astellas and Pfizer Inc.’s ligand-binding domain androgen receptor inhibitor, enzalutamide, in patients with mCRPC. This combination trial investigated the potential clinical benefit of inhibiting the androgen receptor through two independent pathways in the treatment of patients with mCRPC who have not yet received treatment with a second-generation antiandrogen drug. In preclinical models, the combination of masofaniten (EPI-7386) with lutamides by simultaneously targeting both ends of the AR resulted in deeper and broader inhibition of androgen biology.

The Phase 1/2 clinical trial (NCT05075577) was a two part study. Phase 1 was evaluating the safety and tolerability of the drug combination to establish the recommended Phase 2 range of doses for masofaniten (EPI-7386) and enzalutamide when dosed in combination. This Phase of the study was expected to enroll up to 30 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. As described below on June 27, 2022, the results of the initial experience with the first cohort were presented, demonstrating the safety and tolerability of the combination in this first cohort, along with the accompanying pharmacokinetic and PSA reduction information. In Phase 2, single agent enzalutamide was compared to the combination of enzalutamide and masofaniten (EPI-7386) in the same patient population. The goal of Phase 2 was to evaluate the safety, tolerability and anti-tumor activity of masofaniten (EPI-7386) in combination with a fixed dose of enzalutamide compared with enzalutamide as a single agent. This part of the study was expected to enroll 120 mCRPC patients who have not yet been treated with second-generation antiandrogen therapies.

Future Clinical Development Program

Prior to the October 2024 discontinuation of ESSA’s clinical studies, the Company planned to conduct further clinical development which would have required randomized clinical trials in earlier patient populations (potentially ranging from newly diagnosed through non-metastatic and metastatic hormone-sensitive or pre-latest generation antiandrogen CRPC populations).

As part of its efforts to focus its resources, ESSA also announced that the other remaining company-sponsored and investigator-sponsored clinical studies evaluating masofaniten (EPI-7386) either as a monotherapy or in combination with other agents will be terminated. ESSA also decided to withdraw its IND and CTAs that have been submitted to date. In connection with these events, ESSA has initiated a comprehensive review process to review its strategic options to maximize shareholder value.

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

In this market, ESSA believed that its competitive position was strong because its product candidate, if successful, involved a mechanistically unique, differentiated approach to prostate cancer treatment involving the therapeutic modality that has been shown to make the biggest difference to the survival of recurrent prostate cancer patients: blocking AR activation. Since Anitens have been shown to directly bind to AR-NTD and prevent AR-mediated transcription, they have the potential to bypass the AR-dependent resistance pathways (discussed above) that may develop as a result of treatment with current hormone-related therapies that target the AR LBD. If successful, ESSA believed this could have represented a significant step forward in the treatment of prostate cancer. To ESSA’s knowledge, no antagonist to the AR-NTD is currently undergoing clinical trials for prostate cancer or any other indication. Other approaches to interfering with AR signaling include potentially complementary strategies to degrade the AR such as that being pursued by Arvinas, Inc.

Collaborative Agreements

As discussed herein, in October 2024 ESSA decided to discontinue its clinical studies, including those related to collaborative agreements, and development of masofaniten (EPI-7386), and is currently conducting a review of its strategic options. ESSA is not currently engaged in any collaborations for clinical development and the Company’s plans for future collaborative agreements are dependent on the results of ESSA’s ongoing strategic evaluation.

On January 13, 2021, the Company announced a clinical collaboration with Janssen to evaluate masofaniten (EPI-7386) with abiraterone acetate with prednisone as well as the combination of masofaniten (EPI-7386) with apalutamide in patients with mCRPC. Under the terms of the agreement, Janssen could sponsor and conduct up to two Phase 1/2 studies evaluating the safety, tolerability and preliminary efficacy of the combination of masofaniten (EPI-7386) and apalutamide as well as the combination of masofaniten (EPI-7386) with abiraterone acetate plus prednisone in patients with mCRPC who have failed a current second-generation antiandrogen therapy. Janssen would assume all costs associated with the studies, other than the manufacturing costs associated with the clinical drug supply of masofaniten (EPI-7386). The parties planned to form a joint oversight committee for the clinical studies. ESSA will retain all rights to masofaniten (EPI-7386).

The combination trial was initiated in March 2022. Enrollment was suspended by Janssen in October 2022 due to operational recruitment challenges. ESSA has announced its intention to revise the collaboration, with ESSA conducting a study of the combinations, potentially in an earlier patient population, and Janssen supplying apalutamide and abiraterone acetate.

On February 25, 2021, the Company announced a clinical collaboration with Astellas Pharma Inc. (“Astellas”) to evaluate the combination of masofaniten (EPI-7386) and Astellas/Pfizer’s androgen receptor inhibitor, enzalutamide, for patients with mCRPC. Under the terms of the agreement, ESSA was to sponsor and conduct a Phase 1/2 study to evaluate the safety, tolerability and preliminary efficacy of the combination of masofaniten (EPI-7386) and enzalutamide in mCRPC patients who have not yet been treated with second-generation antiandrogen therapies. Astellas was to supply enzalutamide for the trial. ESSA will retain all rights to masofaniten (EPI-7386).

On April 28, 2021, the Company announced that it had entered into a clinical trial collaboration and supply agreement with Bayer Consumer Care AG (“Bayer”) to evaluate masofaniten (EPI-7386) in combination with Bayer’s androgen receptor inhibitor, darolutamide, in patients with mCRPC.  Under the terms of the agreement, following review of certain clinical data, Bayer may sponsor and conduct a Phase 1/2 study to evaluate the safety, tolerability, pharmacokinetics and preliminary efficacy of the combination of masofaniten (EPI-7386) and darolutamide in mCRPC patients. ESSA was to supply masofaniten (EPI-7386) for the trial and will retain all rights to masofaniten (EPI-7386).

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

On December 12, 2024, ESSA provided a notice of termination of the License Agreement to the Licensors, notifying the Licensors that it terminated the License Agreement in accordance with its terms, effective as of December 12, 2024.

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

As of September 2024, ESSA owns rights to a patent portfolio that includes 83 issued patents, including 23 issued U.S. patents, that are in force and cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the Aniten next-generation NTD inhibitors, with expected expiration dates between 2036 to 2044.

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

Regulatory Environment

Given the decision to close the IND and CTAs for masofaniten, a current focus is the conduct of a clinical trial shutdown process that is compliant with regulatory requirements in each of the jurisdictions in which the trials were conducted. Going forward, the production and manufacture of ESSA’s potential future planned product candidates, and potential future product candidates, if any, and its R&D activities will be subject to regulation for safety, efficacy, quality and ethics by various governmental authorities around the world. In the United States, drugs and biological products are subject to regulation by the FDA. In Canada, these activities are regulated by the Food and Drugs Act and the rules and regulations thereunder, which are enforced by the TPD. Drug approval laws require registration of manufacturing facilities, carefully controlled research and testing of product candidates, government review and approval of experimental results prior to giving approval to sell drug products. Regulators also require that rigorous and specific standards such as cGMP, good laboratory practices (“GLP”) and current good clinical practices (“GCP”) are followed in the manufacture, testing and clinical development respectively of any drug product. See “Risk Factors” in this Annual Report on Form 10-K.

The process of obtaining regulatory approvals and the corresponding compliance with appropriate federal, state, local and foreign statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or after approval may subject an applicant or sponsor to a variety of administrative or judicial sanctions, including refusal by the FDA to approve pending applications, withdrawal of an approval, imposition of a clinical hold, issuance of warning letters and other types of enforcement letters, product recalls, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement of profits, or civil or criminal investigations and penalties brought by the FDA and the Department of Justice or other governmental entities. While ESSA is not currently developing any product candidates and do not have any products approved for sale, if ESSA decides to pursue any future product development efforts, it would be subject to such government regulation.

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

Government Regulation Outside of the United States and Canada

In addition to regulations in the United States and Canada, we are subject to a variety of regulations in other jurisdictions governing, among other things, clinical studies and any commercial sales and distribution of products.

While ESSA is not currently seeking FDA approval for a product, if it did in the future, we would need to obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical studies or marketing of the product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical study application much like the IND prior to the commencement of human clinical studies. In the European Union, for example, a CTA must be submitted to each country’s national health authority and an independent ethics committee, much like the FDA and IRB, respectively. Once the CTA is approved in accordance with a country’s requirements, clinical study development may proceed.

The requirements and process governing the conduct of clinical studies, product licensing, coverage, pricing and reimbursement vary from country to country. In all cases, the clinical studies are conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Human Capital Resources

As of the date of this Annual Report, ESSA has a total of approximately 35 employees and consultants on a full-time or part-time basis. ESSA has in the past, and may in the future, retain additional expert consultants on an ad-hoc basis if required in connection with the Company’s evaluation of strategic alternatives. None of our employees is represented by a labor union, and we have never experienced a work stoppage.

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

Available Information

This Annual Report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to these reports are filed, or will be filed, as appropriate, with the SEC and the Canadian Securities Administrators (“CSA”). These reports are available free of charge on our website, www.essapharma.com, as soon as reasonably practicable after we electronically file such reports with or furnish such reports to the SEC and the Canadian regulatory authorities. Information contained on, or accessible through, our website or any other website referenced herein is not a part of this Annual Report on Form 10-K, and the inclusion of our website address or any other website address in this document is an inactive textual reference.

Additionally, our filings with the SEC may be accessed through the SEC’s website at www.sec.gov and our filings with the CSA may be accessed through SEDAR+ at www.sedarplus.com. Our annual report on Form 10-K from the year ended September 30, 2023, which includes a full discussion of the general development of our business, can be found at https://www.sec.gov/Archives/edgar/data/1633932/000155837022018570/tmb-20220930x10k.htm.

Item 1A.	Risk Factors

Risk Factor Summary

We are providing the following summary of the risk factors contained in this Annual Report on Form 10-K to enhance the readability and accessibility of our risk factor disclosures. This summary does not address all the risks that we face. We encourage you to carefully review the full risk factors contained in this Annual Report on Form 10-K in their entirety, together with our other filings with the SEC, for additional information regarding the material factors that make an investment in our securities speculative or risky, and before making an investment decision regarding our Common Shares. These risks and uncertainties include, but are not limited to, the following:

●	We may fail to comply with applicable legal and regulatory requirements, which may result in administrative or judicial sanctions;
●	We will have significant additional future capital needs and there are uncertainties as to the Company’s ability to raise additional funding;
●	We may not be able to raise additional capital on favorable terms, which may result in dilution to our existing shareholders, restrictions on our operations or the requirement for us to relinquish rights to technologies or product candidates;
●	We have incurred significant losses in every quarter since our inception and anticipate that we will continue to incur significant losses in the future and may never generate profits from operations or achieve profitability;
●	We have a limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability;
●	We rely on proprietary technology, the protection of which can be unpredictable and costly;
●	We may not be able to protect our intellectual property rights throughout the world;
●	We may be subject to claims by third parties asserting that we, or our employees, contractors or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our own intellectual property;
●	Our business and operations would suffer in the event of computer system failures or security breaches;
●	We are a smaller reporting company and a non-accelerated filer and the reduced disclosure requirements available to us may make our Common Shares less attractive to investors;
●	We are and there is a risk that we may continue to be a “passive foreign investment company,” which would likely result in materially adverse U.S. federal income tax consequences for U.S. investors;

●	The risk of securities class action litigation;
●	The potential impact of shareholder activism on our business;
●	The market price and trading volume of our Common Shares may be volatile, which could result in rapid and substantial losses for our shareholders or securities litigation; and
●	Widespread health concerns, pandemics or epidemics, and other outbreaks of illness may negatively affect our ability to maintain operations and execute our business plan.

Regulatory Matters

ESSA may not be successful in its efforts to build out a pipeline of product candidates.

The Company has decided to discontinue its preclinical development programs and related work during the pendency of its strategic options review discussed further herein. Prior to October 2024, the Company was conducting preclinical work on other emerging potential clinical applications for NTD inhibitors. Even if such work was continued, ESSA may not be able to continue to identify or develop, at all or in a timely manner, new products. Even if ESSA is successful in building its pipeline, the potential product candidates that it identifies may not be suitable for clinical development or commercialization. If ESSA does not successfully identify, develop and commercialize new products based upon its approach, it will not be able to diversify its portfolio which could result in harm to ESSA’s financial position and impact the trading price of the Common Shares.

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

Risks Related to ESSA’s Financial Position and Need for Additional Capital

ESSA will have significant additional future capital needs and there are uncertainties as to the Company’s ability to raise additional funding.

The Company has decided to discontinue its clinical and preclinical development programs and related work during the pendency of its strategic options review discussed further herein. Management has forecasted that ESSA’s working capital will be sufficient to execute its planned operating expenses and capital expenditures for the coming fiscal year. On current plans, ESSA believes it has sufficient capital resources to fund its current and planned operations through 2025, including the wind down of its clinical trials and preclinical development programs. The Company recognizes that despite a decreased cash outflow that may occur as a result of terminations to clinical trials, general and administrative and other expenses will continue to be incurred which may impact the Company’s cash runway. ESSA has based this estimate on assumptions that may prove to be wrong, and ESSA could use its capital resources sooner than it currently expects. Discontinuing the development of ESSA’s novel and proprietary therapies, or the acquisition and the development of any new products or product candidates will require considerable resources and additional access to capital. In addition, ESSA’s future cash requirements may vary materially from those now expected.

ESSA could potentially seek additional funding through strategic collaborations, alliances and licensing arrangements, through public or private equity or debt financing, or through other transactions. However, if capital market conditions in general, or with respect to life sciences companies such as ESSA’s, are unfavorable, ESSA’s ability to obtain significant additional funding on acceptable terms, if at all, will be negatively affected. There is no certainty that any such financing will be provided or provided on favorable terms.

If sufficient capital is not available, ESSA may be required to delay the discontinuance of its clinical and preclinical development programs and related work during the pendency of its strategic options review, either of which could have a material adverse effect on ESSA’s business, financial condition, prospects or results of operations.

ESSA may not be able to raise additional capital on favorable terms, which may result in dilution to ESSA’s existing shareholders, restrictions on ESSA’s operations or the requirement for ESSA to relinquish rights to technologies.

The Company expects to finance future cash needs through a combination of private and public equity offerings, debt financings, strategic collaborations and alliances and licensing arrangements, if at all. Additional financing that the Company may pursue may involve the sale of the Common Shares or financial instruments that are exchangeable for, or convertible into, the Common Shares, which could result in significant dilution to ESSA’s shareholders and the terms may include liquidation or other preferences that adversely affect the rights of existing shareholders. Additional capital may not be available on reasonable terms, if at all. Furthermore, these securities may have rights senior to those of ESSA’s Common Shares and could contain covenants that include restrictive covenants limiting ESSA’s ability to take important actions and potentially impair ESSA’s competitiveness, such as limitations on ESSA’s ability to incur additional debt, make capital expenditures, acquire, sell or license intellectual property rights or declare dividends. If ESSA raises additional funds through strategic collaborations and alliances or licensing arrangements with third parties, ESSA may have to relinquish valuable rights to technologies, or grant licenses on terms that are not favorable to ESSA. If the Company is unable to raise additional funds when needed, the Company may be required to delay the discontinuance of its clinical and preclinical development programs and related work during the pendency of its strategic options review, either of which could have a material adverse effect on ESSA’s business, financial condition, prospects or results of operations.

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

The Company has incurred significant losses in every quarter since its inception and anticipates that it will continue to incur significant losses in the future and may never generate profits from operations or achieve profitability.

ESSA is a clinical stage pharmaceutical company with a limited operating history. Investment in pharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate effect or an acceptable safety profile, gain regulatory approval or become commercially viable. To date, ESSA has not generated, and may not generate, any revenue from product sales, or otherwise. Furthermore, ESSA may incur expenses associated with its strategic options review, discontinuation of its research and development activities and other expenses related to its ongoing operations. As a result, ESSA is not profitable and has incurred losses in every reporting period since inception in 2009. For the years ended September 30, 2024 and September 30, 2023, ESSA reported net losses of $28,542,821 and $26,582,343, respectively. As of September 30, 2024, ESSA had an accumulated deficit since inception of $208,004,180.

The Company expects to continue to incur significant expenses and operating losses for the foreseeable future, particularly in connection with its strategic options review and the discontinuation of its research and development activities, including its clinical trials. ESSA anticipates these losses may increase as it discontinues the research and development of, and no longer seeks regulatory approvals for, its planned product candidate. ESSA may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect its financial condition. ESSA expects its financial condition and operating results to continue to fluctuate significantly from quarter to quarter and year to year due to a variety of factors, many of which are beyond ESSA’s control. The Company’s prior losses and expected future losses have had and will continue to have an adverse effect on the Company’s financial condition.

Since ESSA does not currently plan to commercialize any product candidate, the Company may not generate significant revenues or achieve profitability.

The Company expects to continue to incur substantial losses for the foreseeable future, and these losses may be increasing. The Company may not be able to achieve profitability. Such failure to become profitable may impair the Company’s ability to sustain operations and adversely affect the price of the Common Shares and its ability to raise capital.

ESSA has a limited operating history, which may make it difficult for you to evaluate the success of ESSA’s business to date and to assess ESSA’s future viability.

The Company commenced operations in 2009, and its operations have been primarily limited to organizing and staffing ESSA, business planning, raising capital, establishing relationships with consultants and contract vendors with relevant expertise, acquiring the in-licensing of intellectual property, filing patent applications, discovering and developing novel small molecule product candidates, conducting preliminary preclinical research, preparing for and conducting early-stage clinical trials. ESSA is a development stage company with limited operating history and no revenue. As a development stage company ESSA may encounter unforeseen expenses, difficulties, complications, delays and other known or unknown factors. ESSA has identified a product candidate, masofaniten (EPI-7386), that it was advancing through clinical development but decided to discontinue its clinical studies and trials related to the product and does not have any other products ready for commercialization or in development. Consequently, evaluating ESSA’s performance, viability or future success will be more difficult than if ESSA had a longer operating history or approved products on the market.

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

In addition, it is possible that the Company or its licensors do not perfect ownership of all patents, patent applications or other intellectual property. This possibility includes the risk that the Company or its licensors does not identify all inventors, or identifies incorrect inventors, or that third parties pursue an ownership interest in the Company’s patents, which may lead to claims disputing inventorship or ownership of ESSA’s patents, patent applications or other intellectual property by former employees or other third parties. If ESSA fails in prosecuting or defending any such claims, in addition to paying monetary damages, ESSA may lose valuable intellectual property rights or personnel or sustain damages. ESSA may lose exclusive rights to their intellectual property rights and ESSA could be required to obtain a license from such third-party to use ESSA’s technology or products, if any. Such a license may not be available on commercially reasonable terms or at all. Even if ESSA is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management.

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

In addition, there is a risk that improved versions of ESSA’s own planned product developed by third parties will be granted patent protection and compete with ESSA’s planned product. For example, any patents ESSA obtains may not be sufficiently broad to prevent others from utilizing its technologies or from developing competing products and technologies. Third parties may attempt to circumvent ESSA’s patents by means of alternative designs and processes or may independently develop similar products, duplicate any of ESSA’s planned products not under patent protection, or design around the inventions ESSA claims in any of its existing patents, existing patent applications or future patents or patent applications. The actual protection afforded by a patent varies on a product-by-product basis, from country to country and depends upon many factors, including the type of patent, the scope of ESSA’s coverage, the availability of regulatory related extensions, the availability of legal remedies in a particular country and the validity and enforceability of the patents. It is impossible to anticipate the breadth or degree of protection that patents will afford products developed by ESSA or their underlying technology.

In any case, there can be no assurance that:

●	any rights under U.S., Canadian, or foreign patents owned by the Company or other patents that third parties license to the Company will not be curtailed;
●	the Company was the first inventor of inventions covered by its issued patents or pending applications or that the Company was the first to file patent applications for such inventions;
●	the Company’s pending patent applications will be issued with the breadth of claim coverage sought by the Company, or be issued at all;
●	the Company’s competitors will not independently develop or patent technologies that are substantially equivalent or superior to the Company’s technologies;
●	third parties will not attempt to circumvent ESSA’s patents by means of alternative designs and processes or that third parties will not also independently develop similar products, duplicate any of ESSA’s products not under patent protection, or design around the inventions ESSA claims in any of the Company’s existing patents or existing patent applications;
●	any of the Company’s trade secrets will not be learned independently by its competitors; or
●	the steps the Company takes to protect its intellectual property will be adequate.

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

In certain instances, ESSA may elect not to seek patent protection but instead rely on the protection of the Company’s technology through confidentiality agreements or trade secrets. There can be no assurance that these agreements will not be breached, that the Company will have adequate remedies for any breach or that such persons or institutions will not assert rights to intellectual property arising out of these relationships. The value of ESSA’s assets could also be reduced to the extent that third parties are able to obtain patent protection with respect to aspects of ESSA’s technology or products or that confidential measures ESSA has in place to protect the Company’s proprietary technology are breached or become unenforceable. However, third parties may independently develop or obtain similar technology and such third parties may be able to market competing products and obtain regulatory approval through a showing of equivalency to one of ESSA’s planned products which has obtained regulatory approval, without being required to undertake the same lengthy and expensive clinical studies that ESSA would have already completed. The cost of enforcing the Company’s patent rights or defending rights against infringement charges by other patent holders may be significant and could limit operations.

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

If third parties successfully assert their intellectual property rights against ESSA, ESSA might be barred from using certain aspects of its intellectual property portfolio. Prohibitions against using certain technologies could be imposed by a court or by a settlement agreement between the Company and a plaintiff. In addition, if ESSA is unsuccessful in defending against allegations that it has infringed, misappropriated or otherwise violated patent or other intellectual property rights of others, the Company may be forced to pay substantial damage awards to a plaintiff. If litigation leads to an outcome unfavorable to the Company or in order to avoid or settle potential claims, the Company may choose or be required to seek a license from a third-party and be required to pay license fees or royalties or both, which could be substantial. It is possible that the necessary license will not be available to the Company on commercially acceptable terms, or at all. These licenses may not be available on acceptable terms, or at all. Even if the Company or any future collaborators were able to obtain a license, the rights may be nonexclusive, which could result in the Company’s competitors gaining access to the same intellectual property. Further, the Company could be found liable for significant monetary damages as a result of claims of intellectual property infringement.

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

Filing, prosecuting and defending patents on ESSA’s planned product candidate and potential future product candidates throughout the world would be prohibitively expensive. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States or federal and provincial laws in Canada. Consequently, ESSA may not be able to prevent third parties from practicing its inventions in all countries outside the United States or Canada, or from selling or importing products made using its inventions in and into the United States, Canada or other jurisdictions. Competitors may use ESSA’s technologies in jurisdictions where it has not obtained patent protection to develop their own products and may export otherwise infringing products to territories where ESSA has patent protection, but where enforcement is not as strong as that in the United States or Canada. These products may compete with ESSA’s planned products in jurisdictions where it does not have any issued patents and its patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

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

If ESSA does not obtain protection under the Hatch-Waxman Amendments and similar legislation in other countries for extending the term of patents covering each of its product candidates, ESSA’s business may be materially harmed.

Depending upon the timing, duration and conditions of FDA marketing approval of ESSA’s planned product candidates, if any, one or more of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent term extension of up to five years for a patent covering an approved product as compensation for effective patent term lost during product development and the FDA regulatory review process. However, the Company may not receive an extension if it fails to apply within applicable deadlines, fails to apply prior to expiration of relevant patents or otherwise fails to satisfy applicable requirements. Moreover, the length of the extension could be less than the Company requests. If the Company is unable to obtain patent term extension or the term of any such extension is less than it requests, the period during which the Company can enforce its patent rights for that product will be shortened and the

Company’s competitors may obtain approval to market competing products sooner. As a result, the Company’s revenue from applicable products could be reduced, possibly materially. Further, if this occurs, ESSA’s competitors may take advantage of the Company’s investment in planned development and trials by referencing the Company’s clinical and preclinical data and launch their product earlier than might otherwise be the case.

Confidentiality Agreements with employees and third parties may not prevent unauthorized disclosure of Company proprietary information, which would harm ESSA’s competitive position.

In addition to patents, ESSA relies on technical know-how and proprietary information concerning the Company’s, business strategy and planned product candidates in order to protect its competitive position. ESSA’s employees are required to sign agreements which protect the Company’s proprietary information and intellectual property rights. In the course of ESSA’s research and development activities and its business activities and operations, the Company relies on confidentiality and service agreements with its third-party service providers, consultants and contractors, to protect its proprietary information and intellectual property rights. Such assignment agreements may be breached, and the Company may be forced to bring claims against third parties, or defend claims that third parties may bring against the Company. In addition, the Company’s employees, consultants, contractors, business partners or outside scientific collaborators may intentionally or inadvertently disclose the Company’s proprietary information in breach of these agreements. Third parties working collaboratively with ESSA may have certain rights to publish data and may fail to notify ESSA of such publication and ESSA in turn may fail to apply for patent protection prior to such disclosure. It is possible that a competitor may make use of such information disclosure, and that ESSA’s competitive position could be compromised. Enforcing a claim that a third party illegally obtained and is using any of ESSA’s proprietary information is expensive and time consuming, and the outcome may be unpredictable. In addition, courts outside the U.S. sometimes may be less willing than U.S. courts to protect proprietary information and know-how. Moreover, the Company’s competitors may independently develop equivalent knowledge, methods and know-how. If the Company cannot maintain the confidentiality of its proprietary technology and other confidential information, then the Company’s ability to obtain patent protection could be jeopardized, which could adversely affect ESSA’s competitive position.

In addition, ESSA, or its licensors, may be subject to claims that former employees, collaborators or other third parties have an interest in ESSA’s owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, ESSA, or its licensors, may have inventorship disputes arise from conflicting obligations of employees, consultants or others who were involved in developing ESSA’s planned product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or ESSA’s, or its licensors’, ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If ESSA, or its licensors, fail in defending against any such claims, in addition to paying monetary damages, ESSA may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to its product candidates. Even if ESSA is successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on ESSA’s business, financial condition, results of operations and prospects.

If ESSA’s trademarks and trade names are not adequately protected, the Company may not be able to build name recognition in its markets of interest and its business, financial condition, results of operations and prospects could be significantly harmed.

The Company’s trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. The Company may not be able to protect its rights to these trademarks and trade names, which it needs to build name recognition among potential strategic partners in its markets of interest. At times, competitors may adopt trade names or trademarks similar to ESSA’s, thereby impeding its ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of the Company’s registered or unregistered trademarks or trade names. Over the long term, if the Company is unable to establish name recognition based on its trademarks and trade names, then the Company may not be able to compete effectively, and its business, financial condition, results of operations and prospects may be significantly harmed. The Company’s efforts to enforce or protect its proprietary rights related to trademarks, trade names, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could significantly harm its business, financial condition, results of operations and prospects.

Intellectual property litigation may lead to unfavorable publicity that harms ESSA’s reputation and causes the market price of the Common Shares to decline.

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

The degree of future protection afforded by the Company’s intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect the Company’s business, or permit the Company to maintain its competitive advantage. The following examples are illustrative:

●	others may be able to make compounds that are similar to the Company’s product candidates but that are not covered by the claims of the patents that the Company or the Company’s strategic partners own or have exclusively licensed;
●	others may independently develop similar or alternative technologies without infringing the Company’s intellectual property rights;
●	issued patents that the Company owns or has exclusively licensed may not provide the Company’s with any competitive advantages, or may be held invalid or unenforceable, as a result of legal challenges by the Company’s competitors;
●	the Company may obtain patents for certain compounds many years before it obtains marketing approval for products containing such compounds, and because patents have a limited term, the term may run close to the commercial sale of the related product, the commercial value of the Company’s patents may be limited;
●	the Company may fail to develop additional proprietary technologies that are patentable;
●	the laws of certain countries may not protect the Company’s intellectual property rights to the same extent as the laws of the United States, or the Company may fail to apply for or obtain adequate intellectual property protection in all the jurisdictions in which it operates; and
●	third-party patents may have an adverse effect on the Company’s business, for example by preventing the Company from marketing one or more of its planned product candidates for one or more indications.

Any of the aforementioned threats to the Company’s competitive advantage could have a material adverse effect on its business.

In addition, patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. Various patent term extensions may be available, but the life of a patent, and the protection it affords, is limited. Even if patents covering the Company’s product candidates are obtained, once the patent life has expired, the Company may be open to competition from competitive products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, the Company’s owned and licensed patents may not provide the Company with sufficient rights to exclude others from commercializing products similar or identical to the Company’s. Further, recent judicial decisions in the U.S. raised questions regarding the award of patent term adjustment (“PTA”) for patents in families where related patents have issued without PTA. Thus, it cannot be said with certainty how PTA will be viewed in the future and whether patent expiration dates may be impacted.

Changes in patent laws or patent jurisprudence could diminish the value of patents in general, thereby impairing ESSA’s ability to protect its planned products.

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

Risks Related to ESSA’s Business and Industry

ESSA may not be successful in identifying and implementing any strategic transaction and any strategic transaction that it may consummate in the future may not be successful.

On October 31, 2024, ESSA announced that it decided to terminate its Phase 2 clinical trial evaluating in a 2:1 randomization masofaniten (EPI-7386) combined with enzalutamide versus enzalutamide single agent in patients with mCRPC naïve to second-generation antiandrogens. This decision, mutually agreed upon by both senior management and the Board, was based on a protocol-specified interim review of the safety, PK and efficacy data, which showed a much higher rate of PSA90 response in patients treated with enzalutamide monotherapy (which is standard of care for this patient population) than were expected based upon historical data. In addition, there was no clear efficacy benefit seen with the combination of masofaniten (EPI-7386) plus enzalutamide compared to enzalutamide single agent. A futility analysis determined a low likelihood of meeting the prespecified primary endpoint of the study.

As part of its efforts to focus its resources, ESSA also announced that the other remaining company-sponsored and investigator-sponsored clinical studies evaluating masofaniten (EPI-7386) either as a monotherapy or in combination with other agents will be terminated. ESSA also decided to withdraw its IND and CTAs that have been submitted to date. In connection with these events, ESSA has initiated a comprehensive review process to review its strategic options to maximize shareholder value.

These strategic options may include, but are not limited to, a merger, amalgamation, arrangement, reverse take-over, business combination, asset sale or acquisition, shareholder distribution, wind-down, liquidation and dissolution or other strategic transaction or the operation of its business and election to seek new product candidates for development. However, there can be no assurance that ESSA will be able to successfully consummate any particular strategic transaction, or any transaction at all. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. ESSA may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in ESSA’s business and may diminish or delay any future distributions to our shareholders.

In addition, there can be no assurances that any particular course of action, business arrangement or transaction, or series of transactions, will be pursued, successfully consummated, lead to increased shareholder value, or achieve the anticipated results. Any failure of such potential transaction to achieve the anticipated results could significantly impair ESSA’s ability to enter into any future strategic transactions and may significantly reduce or delay any future distributions to ESSA’s shareholders.

ESSA may not realize any additional value in a strategic transaction.

ESSA’s market capitalization is below the value of its current cash, cash equivalents and investments. Potential counterparties in a strategic transaction involving ESSA may place minimal or no value on our assets, including those related to masofaniten (EPI-7386). Further, the development and any potential commercialization of ESSA’s product candidate would require substantial additional cash to fund the costs associated with conducting the necessary preclinical and clinical testing and obtaining regulatory approval. Consequently, any potential counterparty in a strategic transaction involving ESSA may choose not to spend the additional resources necessary to continue developing its product candidates and may attribute little or no value, in such a transaction, to those product candidates.

If ESSA is successful in completing a strategic transaction, it may be exposed to other operational and financial risks.

Although there can be no assurance that a strategic transaction will result from the process ESSA has undertaken to assess strategic options, the negotiation and consummation of any such transaction will require significant time on the part management, and the diversion of management’s attention may disrupt the orderly operation of the Company.

The negotiation and consummation of any such transaction may also require more time or greater cash resources than ESSA anticipates and expose it to other operational and financial risks, including, but not limited to:

●	increased near-term and long-term expenditures;
●	exposure to unknown liabilities;
●	higher than expected acquisition, disposition or integration costs;
●	incurrence of substantial debt or dilutive issuances of equity securities to fund future operations;
●	write-downs of assets or incurrence of non-recurring, impairment or other charges;
●	inability to retain key employees of our company; and
●	possibility of future litigation.

Any of the foregoing risks could have a material adverse effect on ESSA’s business, financial condition and prospects.

ESSA’s decision to discontinue development of masofaniten and any related reduction in its workforce may not result in any anticipated savings and could disrupt ESSA’s business.

In October 2024, ESSA made the decision to discontinue development of masofaniten and the Board approved a comprehensive review of strategic options to maximize shareholder value. ESSA may not realize, in full or in part, the anticipated benefits and savings in operating expenses from these decisions due to unforeseen difficulties, delays or unexpected costs. This may include higher than expected costs associated with winding down ESSA’s ongoing clinical studies. If ESSA is unable to realize the expected cost savings, its financial condition would be adversely affected and it may be more difficult to complete a potential strategic transaction. Furthermore, any reduction in ESSA’s workforce may result in weaknesses in its infrastructure and operations and may increase the risk that we become unable to comply with legal and regulatory requirements.

ESSA may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to shareholders will depend heavily on the timing of such liquidation as well as the amount of cash that will need to be distributed for outstanding liabilities.

There can be no assurance that a strategic transaction will be completed and the Board may decide to pursue a dissolution and liquidation. In such an event, the amount of cash available for distribution to ESSA’s shareholders will depend heavily on the timing of such decision, the amount of any outstanding liabilities and, as with the passage of time, the amount of cash available for distribution will be reduced as ESSA continues to fund its operations. In addition, ESSA may be subject to litigation or other claims related to a dissolution and liquidation. Accordingly, holders of ESSA’s Common Shares could lose all or a significant portion of their investment in the event of a liquidation, dissolution or winding up.

ESSA’s ability to consummate a strategic transaction depends on its ability to retain its employees required to consummate such transaction.

ESSA’s ability to consummate a strategic transaction depends upon its ability to retain its employees required to consummate such a transaction, and the loss of such employees’ services may adversely impact the ability to consummate such transaction. In November 2024, we implemented a reduction in our workforce designed to substantially reduce our operating expenses while we undertake a comprehensive review of strategic options to maximize shareholder value. ESSA’s cash conservation activities may yield unintended consequences, such as attrition beyond its planned reduction in workforce and reduced employee morale, which may cause remaining employees to seek alternative employment. ESSA’s ability to successfully complete a strategic transaction depends in large part on its ability to retain its remaining personnel. If ESSA is unable to successfully retain its remaining personnel, it is at risk of a disruption to ESSA’s exploration and consummation of strategic options as well as business operations.

ESSA may become involved in securities class action litigation that could divert management’s attention and harm ESSA’s business, and insurance coverage may not be sufficient to cover all costs and damages.

In the past, securities class action litigation has often followed the announcement of certain significant business transactions, such as the sale of a company or announcement of any other strategic transaction, or the announcement of negative events, such as negative results from clinical trials. These events may also result in or be concurrent with investigations by regulatory authorities. ESSA may be exposed to such litigation or investigation even if no wrongdoing occurred. Litigation and investigations are usually expensive and divert management’s attention and resources, which could adversely affect ESSA’s business and cash resources and its ability to consummate a potential strategic transaction or the ultimate value ESSA’s shareholders receive in any such transaction.

ESSA and its collaborators are subject to evolving global laws and regulations relating to privacy, data protection and information security, which may require them to incur substantial compliance costs, and any failure or perceived failure by ESSA and its collaborators to comply with such laws and regulations may harm ESSA’s business and operations.

In the ordinary course of business, ESSA and its clinical research organizations (“CROs”), collaborators, contractors or consultants, among others, process personal data and other sensitive information, including its proprietary and confidential business data, trade secrets, intellectual property, data about trial participants collected in connection with clinical trials and other sensitive data. ESSA’s data processing activities subject it to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contracts and other obligations that govern the processing of personal data by ESSA and on its behalf.

In Canada, where ESSA is headquartered, federal and provincial legislation impose strict requirements for the processing of personal data of individuals, with substantial penalties for noncompliance. In the U.S., federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, and consumer protection laws. For example, the U.S. federal Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, or HITECH, imposes specific requirements relating to the privacy, security and transmission of individually identifiable health information that apply to most U.S. health care providers with which ESSA interacts, such as its U.S. clinical trial sites. At the state level, the California Consumer Privacy Act of 2018 (“CCPA”), as amended and supplemented by the California Privacy Rights Act, imposes obligations on businesses to which it applies. The CCPA allows for statutory fines for noncompliance. Although the CCPA exempts some data processed in the context of clinical trials, the CCPA, to the extent applicable to our business and operations, may increase compliance costs and potential liability with respect to other personal information ESSA maintains about California residents. Other states have also enacted data privacy laws. Additional data privacy and security laws have been proposed at the federal, state and local levels in recent years, which could further complicate compliance efforts.

Outside the U.S., the European Union’s General Data Protection Regulation, (“EU GDPR”), and the United Kingdom’s GDPR, or UK GDPR, impose strict requirements for processing the personal data of individuals. For example, under the EU GDPR, government regulators may impose temporary or definitive bans on data processing, as well as fines of up to €20 million or 4% of annual global revenue, whichever is greater. Further, individuals may initiate litigation related to ESSA’s, or its third-party collaborators’, processing of their personal data. Certain foreign jurisdictions have enacted data localization laws and cross-border personal data transfer laws, which could make it more difficult to transfer information across jurisdictions, such as transferring or receiving personal data that originates in the European Union, or EU. Additional jurisdictions continue to enact and modify their data privacy laws, which increases the complexity of the data privacy landscape.

Although ESSA endeavors to comply with all applicable data privacy and security obligations, these obligations are quickly changing in an increasingly stringent fashion, creating some uncertainty as to how to comply and potentially requiring ESSA to modify its policies and practices, which may be costly and may divert the attention of management and technical personnel. Further, ESSA or its third-party collaborators may at times fail, or be perceived to have failed, to have complied and could face significant consequences. These consequences may include, but are not limited to, government enforcement actions, investigations and other proceedings; additional reporting requirements and/or oversight; bans on processing personal data; orders to destroy or not use personal data; and imprisonment of company officials. Any of these events could have a material adverse effect on ESSA’s reputation, business or financial condition, including but not limited to: interruptions or stoppages in its business operations, including its clinical trials; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize its products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or revision or restructuring of its operations.

ESSA’s business and operations could suffer in the event of an actual or perceived information security incident such as a cybersecurity breach, system failure, or other compromise of its systems and/or information, including information held by a third-party contractor or vendor.

ESSA relies on both internal information technology systems and networks, and those of third-party vendors and contractors including, but not limited to, ESSA’s CROs, collaborators, contractors or consultants, to acquire, transmit, store and otherwise process information in connection with its business activities. ESSA’s ability to effectively manage its business depends on the security, reliability and adequacy of its and its third-party vendors’ and collaborators’ technology systems. Any incident, whether hostile or inadvertent, that adversely impacts the confidentiality, integrity or availability of its systems and/or data, including phishing, business email compromise, social engineering, ransomware or other malware, or any security breach, security incident or other destruction, loss, or unauthorized use or other processing of data maintained or otherwise processed by ESSA or on its behalf could result in a loss of intellectual property or misappropriation of trade secrets, disruptions to its business and operations, subject it to increased costs and require it to expend time and resources to address the matter, may subject it to claims, demands, and proceedings by private parties, regulatory investigations and other proceedings, and fines, penalties, and other liability and have a material adverse effect on ESSA’s business. In addition, the loss, alteration or other damage to or other unavailability of preclinical data or clinical trial data from completed or ongoing clinical trials for ESSA’s planned product candidates could result in delays in its development and regulatory approval efforts and significantly increase its costs to recover or reproduce the data. Any cyber-attack, security breach or incident, or other destruction, loss or unauthorized processing of data maintained or otherwise processed by ESSA or on its behalf, or the perception any such matter has occurred, could result in actual or alleged violations of applicable U.S. and international privacy, data protection, information security and other laws and regulations, harm ESSA’s reputation and subject it to litigation and governmental investigations and proceedings by federal, state and local regulatory entities in the U.S. and by international regulatory entities, resulting in exposure to material civil and/or criminal proceedings and liability. In addition, ESSA may incur significant additional expense to implement further measures relating to privacy, data protection and information security, whether in response to an actual or perceived security breach or incident or otherwise.

To date, ESSA has not experienced any material impact to its business, financial position or operations resulting from cyberattacks or other information security incidents; however, because of frequently changing attack techniques, along with the increased volume and sophistication of such attacks, ESSA’s business, financial position or operations could be adversely impacted in the future. Moreover, the increasingly distributed nature of computing, including prevalent use of mobile devices to access confidential information and widespread use of cloud-based applications hosted in remote data centers, increases the risk of security breaches and incidents. These risks may be heightened due to the increasing number of ESSA’s and its third-party vendors’ and collaborators’ personnel working remotely. As cyber threats continue to evolve, ESSA may be required to expend significant additional resources to continue to modify or enhance its protective measures or to investigate and remediate information security vulnerabilities, threats and incidents. While ESSA has implemented layered security measures, its computer systems and the external systems and services used by its third-party CMOs and CROs and their vendors and contractors remain potentially vulnerable to these events and there can be no assurance that ESSA will be successful in preventing cyber-attacks or successfully mitigating their effects. ESSA’s insurance policies may not be adequate to compensate ESSA for the potential loss arising from such incidents or security breaches. In addition, such insurance may not be available to ESSA in the future on economically reasonable terms, or at all. Further ESSA’s insurance may not cover all claims made against ESSA and could have high deductibles in any event, and defending a suit, regardless of its merit, could be costly and divert management attention. While ESSA has invested in the protection of data and information technology, there can be no assurance that ESSA’s efforts, or those of ESSA’s third-party collaborators, if any, to implement adequate security and quality control measures for data processing would be sufficient to protect against data deterioration or loss in the event of a system malfunction, or to prevent data from being stolen or corrupted in the event of a security breach.

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

As part of ESSA’s business strategy, it may also acquire additional companies, products or technologies principally related to, or complementary to, ESSA’s current operations.

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

The Company currently maintains insurance that it believes has sufficient coverage to protect against the liability risks discussed above and the Company believes this coverage is consistent with industry norms for companies at a similar stage of development. However, if the Company is unable to obtain and retain sufficient product liability insurance in the future at an acceptable cost to protect against potential product liability claims, the commercialization of potential products it develops could be hindered or prevented.

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

ESSA is subject to a number of risks associated with its potential international business operations, sales and marketing activities that may increase liability, costs, lengthen sales cycles and require significant management attention. These risks include:

●	compliance with the laws of the United States, Canada, the European Union and other jurisdictions where ESSA may conduct business, including import and export legislation;
●	increased reliance on third parties to establish and maintain foreign operations;
●	the complexities and expenses of administering a business abroad;
●	complications in compliance with, and unexpected changes in, foreign regulatory requirements;
●	instability in economic or political conditions, including inflation, recession and actual or anticipated military conflicts, social upheaval or political uncertainty, including as a result of the conflicts between Russia and Ukraine and in the Middle East;
●	foreign currency fluctuations;
●	foreign exchange controls and cash repatriation restrictions;
●	tariffs and other trade barriers;
●	difficulties in collecting accounts receivable;
●	differing tax structures and related potential adverse tax consequences;
●	uncertainties of laws and enforcement relating to the protection of intellectual property or secured technology;
●	litigation in foreign court systems;
●	unauthorized copying or use of ESSA’s intellectual property;
●	cultural and language differences;
●	difficulty in managing a geographically dispersed workforce in compliance with local laws and customs that vary from country to country; and
●	other factors, depending upon the country involved.

There can be no assurance that the policies and procedures ESSA implements to address or mitigate these risks will be successful, that ESSA’s personnel will comply with them or that ESSA will not experience these factors in the future or that they will not have a material adverse effect on ESSA’s business, results of operations and financial condition.

In addition, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policy and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. ESSA cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, including countries which the U.S. government has identified as a foreign adversary that poses national security risks to the United States, and what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If ESSA is unable to obtain or use services from existing or new service providers or become unable to export or sell its potential products to any of its customers or service providers, ESSA’s business, liquidity, financial condition, and/or results of operations may be materially and adversely affected.

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

In addition, ESSA may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair any of ESSA’s planned research, development or production efforts. Failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.

ESSA is and there is a risk that ESSA may continue to be a “passive foreign investment company” which would likely result in materially adverse U.S. federal income tax consequences for U.S. investors.

ESSA believes it was classified as a passive foreign investment company (“PFIC”) for the taxable year ending September 30, 2024 and believes it may be classified as a PFIC for the current taxable year and in future taxable years. However, the determination as to whether ESSA is a PFIC for any taxable year is based on the application of complex U.S. federal income tax rules that are subject to differing interpretations. If ESSA is a PFIC for any taxable year during which a U.S. Holder (as defined under “United States Income Tax Considerations”) holds the Common Shares, it would likely result in adverse U.S. federal income tax consequences for such U.S. Holder. U.S. Holders should carefully read “United States Income Tax Considerations—Passive Foreign Investment Company Rules” for more information and consult their own tax advisors regarding the consequences of ESSA being treated as a PFIC for U.S. federal income tax purposes, including the advisability of making a qualified electing fund (“QEF”) election (including a protective election), which may mitigate certain possible adverse U.S. federal income tax consequences but may result in an inclusion in gross income without receipt of such income.

It may be difficult for United States investors to effect services of process or enforcement of actions against the Company or certain of its directors and officers under U.S. federal securities laws.

The Company is incorporated under the laws of the Province of British Columbia, Canada. Its directors and officers reside in Canada or the United States. Because a number of these persons and a substantial portion of the assets of the Company are located outside the United States, it will be difficult for United States investors to effect service of process in the United States upon the Company and its directors and officers, or to enforce judgments obtained against the Company or such persons in United States courts, in any action, including actions predicated upon the civil liability provisions of the United States federal securities laws or any other United States laws. Additionally, rights predicated solely upon civil liability provisions of United States federal securities laws or any other laws of the United States may not be enforceable in original actions, or actions to enforce judgments obtained in United States courts, brought in a Canadian court including courts in the Province of British Columbia.

Risks Relating to ESSA’s Common Shares

The market price and trading volume of ESSA’s Common Shares may be volatile, which could result in rapid and substantial losses for its shareholders or securities litigation.

The market price of ESSA’s Common Shares may be highly volatile and could be subject to wide fluctuations, in response to various factors, some of which ESSA cannot control. The stock market in general, and pharmaceutical and biotechnology companies in particular, have experienced extreme price and volume fluctuations that have been unrelated or disproportionate to the operating performance of these companies. Broad market and industry factors may negatively affect the market price of ESSA’s Common Shares, regardless of ESSA’s actual operating performance. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Annual report, these factors include:

●	the decision to discontinue clinical trials and studies related to masofaniten (EPI-7386);
●	evaluation of strategic alternatives to maximize shareholder value;
●	quarterly variations in operating results;
●	operating results that vary from the expectations of securities analysts and investors;
●	change in valuations;
●	changes in ESSA’s operations;
●	expenses ESSA incurs related to future research, if any;
●	regulatory approvals;
●	fluctuations in the demand for ESSA’s planned product candidates;
●	changes in the industry in which ESSA operates;
●	announcements by ESSA or other companies of significant contracts, acquisitions, dispositions, strategic partnerships, joint ventures, capital commitments, plans, prospects, service offerings or operating results;
●	results of clinical studies of our planned product candidates, including our combination studies, or those of our competitors;
●	additions or departures of key personnel;
●	future sales of ESSA’s securities;
●	trading of ESSA’s securities by a large shareholder;
●	instances of shareholder activism;
●	other risk factors discussed herein; and
●	other unforeseen events.

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

In recent years, shareholder activists have become involved in numerous public companies. Activists may, among other things, request one-on-one meetings with management, requisition the Board to call a special meeting of shareholders, nominate candidates for election to the Board or push ESSA to pursue a strategic combination or other transaction. Such actions may disrupt ESSA’s business and divert the attention of management and employees. In addition, any perceived uncertainties as to ESSA’s future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by its competitors, cause concern to its current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact its business. Shareholder activism could result in substantial costs and may cause significant fluctuations in the market price of ESSA’s Common Shares based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of its business.

ESSA is at risk of securities class action litigation.

Securities class action litigation has often been brought against companies following a decline in the market price of their securities. This risk is especially relevant for ESSA because pharmaceutical companies have experienced significant share price volatility in recent years. ESSA is and may become in the future the target of securities litigation. The outcome of litigation is necessarily uncertain, and ESSA could be forced to expend significant resources in the defense of such suits, and it may not prevail. Monitoring and defending against legal actions is time-consuming for ESSA’s management and detracts from its ability to fully focus its internal resources on its business activities. In addition, ESSA may incur substantial legal fees and costs in connection with any such litigation. ESSA has not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that ESSA could, in the future, incur judgments or enter into settlements of claims for monetary damages. ESSA currently maintains insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. A decision adverse to ESSA’s interests on one or more legal matters or litigation could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on its reputation, financial condition and results of operations.

ESSA’s management has broad discretion over the use of its cash and may not use our cash effectively, which could adversely affect ESSA’s results of operations.

ESSA’s management has broad discretion in the application of its cash resources. Shareholders may not agree with ESSA’s decisions, and ESSA’s use of its cash resources may not improve its results of operation or enhance the value of the Common Shares. ESSA’s failure to apply these funds effectively could have a material adverse effect on its business, delay the development of its product candidates and cause the market price of the Common Shares to decline. In addition, pending their use, they may be placed in investments that do not produce significant income or that may lose value.

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

Additionally, as of September 30, 2024, there are 2,920,000 pre-funded warrants outstanding, which are exercisable into Common Shares at a nominal exercise price. If holders of these pre-funded warrants exercise these securities, existing shareholders will suffer dilution to their voting power and the Company may experience dilution in its earnings per share, as well as a negative impact on its share price.

An active trading market for the Common Shares may not be sustained.

Although ESSA has listed the Common Shares on the Nasdaq, an active trading market for the Common Shares may not be sustained. If an active trading market for the Common Shares is not maintained, the liquidity of the Common Shares and the prices that may be obtained for the Common Shares will be adversely affected. As of September 30, 2024, ESSA’s public float, which is defined as Common Shares outstanding minus Common Shares held by officers, directors, or beneficial holders of greater than 10% of ESSA’s outstanding Common Shares, represented approximately 60.17% of

ESSA’s outstanding Common Shares. In addition, the Company is aware of a number of significant shareholders, defined as a holding greater than 5%, who have participated in recent financings. The average number of shares traded in any given day over the past year has been relatively small compared to the public float. Thus, the actions of a few shareholders either buying or selling ESSA’s Common Shares may adversely affect the price of the Common Shares. Historically, securities similar to ESSA’s Common Shares have experienced extreme price and volume fluctuations that do not necessarily relate to operating performance and could result in rapid and substantial losses for shareholders.

General Risk Factors

Unstable market and economic conditions may have serious adverse consequences on our business and financial condition.

Global credit and financial markets have at times experienced extreme disruptions, characterized by increased market volatility, increased rates of inflation, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. Similarly, the current conflicts between Ukraine and Russia and in the Middle East, as well as recent failures in the global banking sector, have created volatility in the capital markets and are expected to have further global economic consequences. Limited liquidity, defaults, non-performance and other adverse developments affecting financial institutions or parties with which ESSA does business, or perceptions regarding these or similar risks, have in the past and may in the future lead to market-wide liquidity problems. For example, in March 2023, Silicon Valley Bank was closed and placed into receivership and, subsequently, additional financial institutions have been placed into receivership. There is no guarantee that the U.S. government or governments in other jurisdictions will intervene to provide access to uninsured funds in the future in the event of the failure of other financial institutions, or that the U.S. government or governments in other jurisdictions would do so in a timely fashion. If another such disruption in credit and financial markets and deterioration of confidence in economic conditions occurs, ESSA’s business may be adversely affected. If the equity and credit markets were to deteriorate significantly in the future, including as a result of a resurgence of a pandemic, political unrest or war or further instability of the global banking sector, it may make any necessary equity or debt financing more difficult to complete, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on ESSA’s growth strategy, financial performance and the market price of the Common Shares and could require it to delay or abandon development or commercialization plans. In addition, there is a risk that one or more of ESSA’s current collaborators, service providers, manufacturers and other partners would not survive or be able to meet their commitments to ESSA under such circumstances, which could directly affect ESSA’s ability to attain its operating goals on schedule and on budget.

Widespread health concerns, pandemics or epidemics, and other outbreaks of illness may negatively affect the Company’s ability to maintain operations and execute its business plan.

Widespread health concerns, pandemics, and other outbreaks of illness, particularly in North America but also globally, can have evolving and uncertain impacts on our business. In March 2020, the Company made the decision to transition employees to primarily remote working arrangements. This continues to the present, but the Company has taken steps to maintain internal communication, and operations have thus far continued on schedule and with minimal interruption. Although COVID-19 did not have any material adverse impact on the Company’s operations or financial condition, there can be no assurances that it, widespread health concerns, or other outbreaks of illness will not have an impact on the Company’s business, operations or financial condition going forward. The Company experienced significant delays in enrolling patients in its clinical trials, directly or indirectly related to COVID-19, resulting in resource constraints at clinical trial sites, as well as competition for patients with other studies being pursued by other entities. As a result of any widespread health concern, pandemic, or other outbreaks of illness, the Company may continue to experience disruptions that severely impact our business, commercialization, third party vendor operations, including foreign and domestic supply chains, or delays in clinical trial activities, including:

●	delays or difficulties in initiating clinical trial sites;
●	delays or difficulties in enrolling patients in our current and potential future clinical trials of masofaniten (EPI-7386);
●	disruption to and delays in preclinical research and analysis activities due to an extended temporary closure of contract lab facilities;

●	disruptions in supply, logistics or other activities related to the procurement of materials, which could have a negative impact on the Company’s ability to conduct preclinical studies, initiate or complete clinical trials or commercialize product candidates;
●	diversion of healthcare resources away from conducting clinical trials;
●	interruption of key preclinical studies and clinical trial activities, due to limitations on travel imposed or recommended by federal, state, provincial or municipal governments, employers and others;
●	limitations in resources that would otherwise be focused on the conduct of the Company’s business or current or planned preclinical studies or clinical trials, including due to sickness, restrictions on travel, prolonged stay-at-home or shelter-in-place orders and other concerns;
●	changes in regulations as part of a response to widespread health concerns, pandemics, or other outbreaks of illness, which may require the Company to change the ways in which the preclinical studies and clinical trials are conducted and incur unexpected costs, or requires the Company to discontinue our preclinical research or clinical trials altogether;
●	delays in receiving regulatory approvals;
●	delays in necessary interactions with regulators, ethics committees and other important agencies and contractors due to limitations in employee resources or furlough of government or contractor personnel; and
●	limitations on the Company’s ability to recruit preclinical research, clinical, regulatory and other professional staff on the timeframe required to support research and development programs.

Government and health authority intervention in the face of a widespread health concern, pandemic, or other outbreak of illness may vary greatly in the various geographic regions in which we operate. The extent to which a widespread health concern may impact our business, commercialization, preclinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence.

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

Pursuant to Section 404(a) of the Sarbanes-Oxley Act and the related rules of the SEC, ESSA’s management is required to, among other things, assess annually the effectiveness of its internal control over financial reporting and certify that it has established effective disclosure controls and procedures and internal controls over financial reporting for the period ended September 30, 2024.

Preparing ESSA’s consolidated financial statements involves a number of complex manual and automated processes which are dependent on individual data input or review and require significant management judgment. One or more of these elements may result in errors that may not be detected and could result in a material misstatement of ESSA’s consolidated financial statements. Management’s significant estimates and judgments with respect to financial reporting are discussed and disclosed in the consolidated financial statements.

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

If a material misstatement occurs in the future, ESSA may fail to meet its future reporting obligations, it may need to restate its financial results and the price of the Common Shares may decline. Any failure of ESSA’s internal controls could also adversely affect the results of the periodic management evaluations and any future annual independent registered public accounting firm attestation reports regarding the effectiveness of ESSA’s internal control over financial reporting that may be required when Section 404 of Sarbanes-Oxley becomes fully applicable to ESSA. Effective internal controls are necessary for ESSA to produce reliable financial reports and are important to helping prevent financial fraud. If ESSA cannot provide reliable financial reports or prevent fraud, ESSA’s business and results of operations could be harmed, investors could lose confidence in ESSA’s reported financial information, and the trading price of ESSA’s Common Shares could drop significantly.

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

The trading market for ESSA’s Common Shares depends in part on the research and reports that securities or industry analysts publish about it, or its business. If one or more of the securities or industry analysts who cover ESSA downgrade the Common Shares or publish inaccurate or unfavorable research about its business, its stock price would likely decline. If one or more of these analysts cease coverage of ESSA or fail to publish reports on it regularly, demand for ESSA’s stock could decrease, which might cause its stock price and trading volume to decline.

Item 1B.     Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

The Company contracts with third party service providers for its information technology and cybersecurity risk management functions. The Company’s third party cybersecurity provider assesses risks to the Company from cybersecurity threats, monitors its information systems for potential vulnerabilities and tests those systems pursuant to the provider’s cybersecurity standards, processes, and practices. To protect the Company’s information systems from cybersecurity threats, the Company’s third party cybersecurity provider uses various security tools that help the Company identify, escalate, investigate, resolve, and recover from security incidents in a timely manner. These efforts include but are not limited to, timely reporting of cybersecurity incidents to the Company, performing vulnerability testing, using tools and techniques to test security controls, monitoring emerging trends and regulations related to information security, and implementing appropriate changes, as needed, to the Company’s cybersecurity protections.

During the third party procurement and contracting process, the Company incorporates due diligence procedures and contract provisions that are designed to align with applicable regulations and industry benchmarks.

To date, the Company is not aware of cybersecurity threats, including as a result of any previous cybersecurity incidents, that have materially affected or are reasonably likely to affect the Company, including its business strategy, results of operations or financial condition. Refer to the risk factor captioned “The Company’s business and operations would suffer in the event of computer system failures or security breaches” in Part I, Item 1A. “Risk Factors” for additional description of cybersecurity risks and potential related impacts on the Company.

Governance

The Company takes a risk-based approach to cybersecurity and has implemented cybersecurity measures throughout its operations that are designed to address cybersecurity threats and incidents. The Company has a Cyber Security Policy (the “Policy”) that includes guidelines and provisions for security measures to help mitigate the Company’s cybersecurity risk. The Policy applies to all Company employees, contractors, volunteers, and anyone who has permanent or temporary access to the company’s systems and hardware (“Covered Persons”). In addition to outlining measures Covered Persons are expected to take to help protect the Company’s information technology and cybersecurity infrastructure, the Policy includes a process for Company employees who identify a cybersecurity risk to report and escalate such risk to the Executive Director of Administration (the “EDA”) for investigation.

The Company has implemented a cybersecurity incident response plan that is designed to provide controls and procedures to facilitate timely and accurate reporting of a material cybersecurity incident. The initial impact of each cybersecurity event is evaluated by our third party cybersecurity provider, who would promptly inform the Company’s EDA. If a cybersecurity event meets certain criteria, the EDA escalates it to our management team, including our Chief Executive Officer and Chief Financial Officer. The incident response plan also contains procedures for escalating cybersecurity incidents to the Chairman of the Board and the Audit Committee.

The EDA is responsible for managing the Company’s cybersecurity risks. The current EDA has over 15 years of experience in IT oversight.

Oversight responsibility for information security matters is shared by the Board (primarily through the Audit Committee) and senior management. The Audit Committee oversees the Company’s cybersecurity and information security program and receives quarterly updates from senior management on cybersecurity and information security matters. The EDA or key members of our management team update the Audit Committee periodically on the cybersecurity landscape, including the status of cybersecurity threats and the Company’s contracts and initiatives related to cybersecurity.

Item 2.     Properties

Our headquarters are located in Vancouver, British Columbia, where we rent office space on a short-term lease. Our U.S. offices are located in South San Francisco, California. In March 2018, we entered into a lease for the South San Francisco office that expired on March 31, 2021, and which we have extended to July 31, 2027.

We believe that our existing facilities are adequate for our immediate needs and can accommodate our anticipated growth. We believe that, should it be needed, additional space can be leased to accommodate any future growth.

Item 3.     Legal Proceedings

From time to time, we may become involved in legal proceedings or be subject to claims arising in the ordinary course of our business. As of September 30, 2024, we are not a party to any legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 4.     Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities Market Information

Our Common Shares began trading on the Nasdaq under the symbol “EPIX” on July 9, 2015.

	Nasdaq
	High	Low
Quarter Ended
September 30, 2024	7.88	4.25
June 30, 2024	8.68	4.59
March 31, 2024	11.67	5.70
December 31, 2023	7.40	2.65
September 30, 2023	3.31	2.58
June 30, 2023	3.48	2.56
March 31, 2023	3.63	2.45
December 31, 2022	5.16	1.40

On December 16, 2024, the last reported sale price of our Common Shares on the Nasdaq was $1.63 per share.

Holders

As at December 16, 2024, there were approximately 346 holders of record of ESSA’s Common Shares. This number does not include beneficial owners whose shares are held in “street name” by banks, brokers, and other financial institutions.

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

The determination as to whether a foreign corporation is a PFIC is based on the application of complex U.S. federal income tax rules, which are subject to differing interpretations, and the determination will depend on the composition of the income, expenses and assets of the foreign corporation from time to time and the nature of the activities performed by its officers and employees. ESSA believes that it was classified as a PFIC for the taxable year ending September 30, 2024, and ESSA believes that it may be classified as a PFIC for the current taxable year and in future taxable years. However, our actual PFIC status for the current or any future taxable year is uncertain and cannot be determined until after the end of such taxable year.

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

Issuer Repurchases of Equity Securities

None.

Item 6.     [Reserved.]

Item 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto. This Annual Report on Form 10-K, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see Item 1A, “Risk Factors” of this Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward -looking statements, which reflect management’s analysis only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Annual Report on Form 10-K. Throughout this discussion, unless the context specifies or implies otherwise, the terms “ESSA,” “the Company,” “we,” “us,” and “our” refer to ESSA Pharma Inc. and its subsidiaries. For a discussion regarding our financial condition and results of operations for fiscal 2024 as compared to fiscals 2023 and 2022 see Item 7 of our Annual Report on Form 10-K for the fiscal year ended September 30, 2023, filed with the SEC on December 13, 2023.

Overview

ESSA is a clinical stage pharmaceutical company that, prior to the discontinuation of its clinical trials and preclinical and other development programs, has been focused on developing novel and proprietary therapies for the treatment of prostate cancer with an initial focus on patients whose disease is progressing despite treatment with current standard of care therapies, including second-generation antiandrogen drugs such as abiraterone, enzalutamide, apalutamide, and darolutamide. The Company believed its latest series of investigational compounds, including its planned product candidate masofaniten (EPI-7386), had the potential to significantly expand the interval of time in which patients with castration-resistant prostate cancer can benefit from anti-hormone-based therapies. Specifically, the compounds were designed to disrupt the AR signaling pathway, the primary pathway that drives prostate cancer growth and prevent AR activation through selective binding to the N-terminal domain of the AR. In this respect, the Company’s compounds are designed to differ from classical non-steroid antiandrogens. These antiandrogens interfere either with androgen synthesis (i.e., abiraterone), or with the binding of androgens to the ligand-binding domain, located at the opposite end of the receptor from the NTD (i.e., lutamides). A functional NTD is essential for activation of the AR; blocking the NTD inhibits AR-driven transcription and therefore androgen-driven biology.

As discussed further herein, on October 31, 2024, ESSA announced that it decided to terminate its clinical studies evaluating masofaniten (EPI-7386) and has also decided to withdraw its IND and CTAs that have been submitted to date. ESSA has initiated a comprehensive review process to review its strategic options.

General Development of the Business

Termination of Clinical Studies and Evaluation of Strategic Options

On October 31, 2024, ESSA announced that it decided to terminate its Phase 2 clinical trial evaluating in a 2:1 randomization masofaniten (EPI-7386) combined with enzalutamide versus enzalutamide single agent in patients with mCRPC naïve to second-generation antiandrogens. This decision, mutually agreed upon by both senior management and the Board, was based on a protocol-specified interim review of the safety, PK and efficacy data, which showed a much higher rate of PSA90 response in patients treated with enzalutamide monotherapy (which is standard of care for this patient population) than were expected based upon historical data. In addition, there was no clear efficacy benefit seen with the combination of masofaniten (EPI-7386) plus enzalutamide compared to enzalutamide single agent. A futility analysis determined a low likelihood of meeting the prespecified primary endpoint of the study.

As part of its efforts to focus its resources, ESSA also announced that the other remaining company-sponsored and investigator-sponsored clinical studies evaluating masofaniten (EPI-7386) either as a monotherapy or in combination with other agents will be terminated, including those discussed below and elsewhere in this Annual Report on Form 10-K. ESSA also decided to withdraw its IND and CTAs that have been submitted to date.

In connection with these events, ESSA has initiated a comprehensive review process to review its strategic options to maximize shareholder value. ESSA expects to devote significant time and resources to its review of strategic options. There can be no assurances that the strategic review process will deliver the anticipated benefits thereof or enhance shareholder value. Strategic options may include, but are not limited to, a merger, amalgamation, arrangement, reverse take-over, business combination, asset sale or acquisition, shareholder distribution, wind-down, liquidation and dissolution or other strategic transaction or the operation of its business and election to seek new product candidates for development.

There can also be no assurance that ESSA will be able to successfully consummate any particular strategic transaction, or any transaction at all. The process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to this continued evaluation. ESSA may also incur additional unanticipated expenses in connection with this process. A considerable portion of these costs will be incurred regardless of whether any such course of action is implemented or transaction is completed. Any such expenses will decrease the remaining cash available for use in ESSA’s business and may diminish or delay any future distributions to our shareholders.

Significant Business Developments for the Year Ended September 30, 2024

On September 13-17, 2024, the Company updated dose escalation data from its Phase 1/2 study evaluating masofaniten (formerly EPI-7386) in combination with enzalutamide at the 2024 European Society for Medical Oncology (ESMO).

The updated dose escalation data included that in patients evaluable for safety (n=18), masofaniten combined with enzalutamide, was well-tolerated at the dose levels tested through 32 cycles of dosing in some patients. Most frequent adverse events were Grades 1 and 2, related to either AR inhibition or gastrointestinal tract irritation. In Cohort 4, one patient experienced a Grade 3 rash, which was observed immediately following administration of masofaniten combined with enzalutamide and deemed probably related, resulting in the expansion of the cohort from four to seven patients. No additional dose-limiting toxicities (DLTs) were observed, therefore the maximum tolerated dose (MTD) was not reached. The recommended Phase 2 combination doses (RP2CDs) were identified as masofaniten 600 mg twice daily (BID) in combination with enzalutamide 160 mg once daily (QD).

At such time, in the patients evaluable for efficacy (n=16), rapid, deep and durable reductions in PSA were observed, regardless of previous chemotherapy status, including in patients who received lower than the full dose of enzalutamide (120 mg). Across all dose cohorts, 88% of patients (14 of 16) achieved PSA50, 88% of patients (14 of 16) achieved PSA90, 69% of patients (11 of 16) achieved PSA90 in less than 90 days, and 63% of patients (10 of 16) achieved PSA <0.2ng/mL. With a median follow up of 15.2 months, the median time to PSA progression and radiographic progression free survival had not yet been reached.

The randomized, open-label, two arm, Phase 2 dose expansion portion of the study was underway and designed to evaluate the combination of masofaniten and enzalutamide versus single agent enzalutamide in patients with mCRPC naïve to second generation anti-androgens. The study planned to enroll patients at approximately 33 sites in the USA, Canada and Australia, and an additional 22 sites in Europe.

On January 25-27, 2024, the Company presented updated dose escalation data from its Phase 1/2 study evaluating masofaniten (EPI-7386) in combination with enzalutamide at the 2024 ASCO Genitourinary Cancers Symposium.

The data included that in patients evaluable for safety (n=18), masofaniten combined with enzalutamide, was well-tolerated at the dose levels tested through 25 cycles of dosing in some patients. Most frequent adverse events were Grades 1 and 2, related to either AR inhibition or gastrointestinal tract irritation. In Cohort 4, one patient experienced a Grade 3 rash, which was observed immediately following administration of masofaniten combined with enzalutamide and deemed probably related, resulting in the expansion of the cohort from four to seven patients. No additional dose-limiting toxicities were observed, therefore the maximum tolerated dose was not reached. The recommended Phase 2 combination doses were identified as masofaniten 600 mg BID in combination with enzalutamide 160 QD.

In the patients evaluable for efficacy (n=16), rapid, deep and durable reductions in PSA were observed, regardless of previous chemotherapy status, including in patients who received lower than the full dose of enzalutamide (120 mg). Across all dose cohorts, 88% of patients (14 of 16) achieved PSA50, 81% of patients (13 of 16) achieved PSA90, 69% of patients (11 of 16) achieved PSA90 in less than 90 days, and 63% of patients (10 of 16) achieved PSA <0.2ng/mL. While the data for disease PSA progression were maturing with a median follow up of 11.1 months, the median time to PSA progression was at 16.6 months.

The randomized, open-label, two arm, Phase 2 dose expansion portion of the study was underway and designed to evaluate the combination of masofaniten and enzalutamide versus single agent enzalutamide in patients with mCRPC naïve to second generation anti-androgens. The study planned to enroll patients in the U.S., Canada, certain countries in Europe, and Australia.

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

ESSA has never been profitable and has incurred net losses since inception. ESSA’s net losses were $28,542,821 and $26,582,343 for the years ended September 30, 2024 and 2023, respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it progresses its comprehensive review of strategic options, winds down its clinical and preclinical development programs and/or continues the development of, and seek regulatory approvals for, potential product candidates. Because of the numerous risks and uncertainties associated with its strategic options review, the wind down of such programs and product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations

The following table sets forth ESSA’s consolidated statements of financial position and consolidated statements of loss and comprehensive loss as at and for the fiscal years ended September 30, 2024 and 2023:

(US$)	Year Ended	Year Ended
Income Statement Data	September 30, 2024	September 30, 2023
Revenue	—	—
Research and development, net of recoveries	21,206,824	21,322,530
Financing costs	—	6,942
General and administration, net of recoveries	13,214,193	10,811,574
Total operating expenses	(34,421,017)	(32,141,046)
Net loss for the year	(28,542,821)	(26,582,343)
Loss and comprehensive loss	(28,485,690)	(26,567,596)
Balance Sheet Data
Cash and cash equivalents	103,709,537	33,701,912
Short term investments and other current assets	23,850,018	115,094,966
Deposits	256,977	257,245
Right-of-use assets	295,471	68,008
Total assets	128,112,003	149,122,131
Accounts payable and accrued liabilities	3,176,973	3,414,743
Income tax payable	—	—
Lease liabilities	329,260	80,328
Shareholders’ equity	124,605,770	145,627,060
Total liabilities and shareholders’ equity	128,112,003	149,122,131

Results of Operations for the Fiscal Years Ended September 30, 2024 and 2023

There was no revenue in any of the fiscal years as reported. The Company incurred a comprehensive loss of $28,542,821 for the year ended September 30, 2024 compared to a comprehensive loss of $26,582,343 for the year ended September 30, 2023. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors described below.

Research and Development Expenditures

R&D expense included the following major expenses by nature:

	Year ended
	September 30, 2024	September 30, 2023
Clinical	$9,374,882	$5,780,660
Preclinical and data analysis	2,900,433	6,081,575
Salaries and benefits	2,896,757	2,712,168
Share-based payments	1,823,076	2,627,505
Manufacturing	1,674,299	2,356,472
Legal patents and license fees	1,141,325	919,859
Other	538,723	213,972
Consulting	595,159	430,260
Travel and other	162,931	137,285
Royalties	99,239	62,774
Total	$21,206,824	$21,322,530

The overall R&D expense for the year ended September 30, 2024 was $21,206,824 compared to $21,322,530 for the year ended September 30, 2023 and includes non-cash expense related to share-based payments expense, net of recoveries for stock options forfeit, of $1,823,076 (2023 - $2,627,505). R&D expense in 2024 reflects the then-ongoing clinical trial of masofaniten (EPI-7386) which commenced in July 2020.

Clinical costs of $9,374,882 (2023 - $5,780,660) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the clinical trials of masofaniten (EPI-7386). Expenditures in the year ended September 30, 2024 have increased over the prior period as the clinical sites and participants have expanded in the combination studies. Associated variable costs for the resulting data have increased concurrently.

Preclinical and data analysis costs of $2,900,433 (2023 - $6,081,575) have been generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trials and previously work on preclinical pipeline and Anitac compounds. Costs have decreased as the Company’s focus concentrated on supporting the clinical studies and continued work on mechanism of action.

Salaries and benefits have increased to $2,896,757 (2023 - $2,712,168) as preclinical and clinical staff counts have remained relatively stable with some compensation adjustments over the periods presented.

The share-based payments expense of $1,823,076 (2023 - $2,627,505), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management personnel and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Manufacturing costs of $1,674,299 (2023 - $2,356,472) includes amount for cGMP manufacturing of masofaniten (EPI-7386) drug supply to support the ongoing clinical trials as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of masofaniten (EPI-7386). Manufacturing costs were reduced in the current period from the prior period as the manufactured drug is now being supplied to clinical trials. These costs also include the shipment, international specifications and site audit work for drug management.

Legal patents and license fees decreased to $1,141,325 (2023 - $919,859). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs.

Consulting costs were $595,159 (2023 - $430,260) for the year ended September 30, 2024 relating to contract project management services as well as data quality audit support resulting in a small increase in the current period.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Year ended
	September 30, 2024	September 30, 2023
Salaries and benefits	$4,830,220	$4,303,570
Share-based payments	4,715,814	2,379,965
Insurance	1,437,845	1,724,746
Professional fees	1,036,088	1,019,989
Investor relations	502,615	602,645
Office, IT and communications	498,764	529,301
Director fees	447,750	392,667
Regulatory fees and transfer agent	249,426	202,525
Travel and other	215,733	179,302
Operating lease liabilities and rent	134,095	22,567
Consulting and subcontractor fees	63,267	8,700
Accretion of short-term investments	(917,424)	(554,403)
Total	$13,214,193	$10,811,574

General and administration expenses increased to $13,214,193 for the year ended September 30, 2024 from $10,811,574 in the year ended September 30, 2023 and included non-cash expense related to share-based payments of $4,715,814 (2023 - $2,379,965). This non-cash expense relates to the value assigned to stock options and employee share purchase rights granted to key management and consultants of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits expense increased to $4,830,220 (2023 - $4,303,570) as a result of an increased number of corporate staff to support administrative functions and relative wage adjustments.

Insurance expense of $1,437,845 (2023 - $1,724,746) relates to the cost of insurance coverage for directors and officers of the Company. The Company realized a decrease in annual premiums for its directors and officers insurance package for the current year.

Professional fees of $1,036,088 (2023 - $1,019,989) were incurred for legal and accounting services in conjunction with ongoing corporate activities. In the current year, the Company refreshed its ATM Sales Agreement and filed a prospectus supplement to its registration statement and base shelf prospectus resulting in an overall increased expense for the period.

Director fees of $447,750 (2023 - $392,667) were incurred for remuneration paid to directors for their membership on the Board based on an annual fee structure. The Board was awarded base increases effective April 2024 and has an additional member compared to the previous period.

Amortization/(Accretion) recognized varies relative to the Company’s investment holdings and market conditions for expected investment returns. Over the periods presented, the Company had a larger investment holding and had benefited from higher interest rates.

Liquidity and Capital Resources

As at September 30, 2024, the Company had working capital of $124,258,528 (2023 - $145,301,807). Operational activities during the year ended September 30, 2024 were financed mainly by proceeds from financings in July 2020 and February 2021. At September 30, 2024, the Company had available cash reserves and short-term investments of $126,760,119 (2023 - $148,076,401) to settle current liabilities of $3,301,027 (2023 - $3,495,071). At September 30, 2024, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months. The Company expects its current cash runway to fund its operations through 2025, including the wind down of its clinical trials and preclinical development programs, as well as the Company’s review and evaluation of strategic alternatives to maximize shareholder value.

ESSA’s future cash requirements may vary materially from those now expected due to a number of factors, including the costs associated with discontinuing clinical and preclinical work and to explore and take advantage of strategic opportunities, such as partnering collaborations or mergers and acquisitions activities. In the future, it may be necessary to raise additional funds. These funds may come from sources such as entering into strategic collaboration arrangements, the issuance of shares from treasury, or alternative sources of financing. However, there can be no assurance that ESSA will successfully raise funds to continue its operational activities. See “Risk Factors” in Item 1A. elsewhere in this Annual Report.

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

Trend Information

ESSA is a clinical stage pharmaceutical company and does not currently generate revenue. The Company was focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain Licensed IP. As at the date of this Annual Report, no products are in commercial production or use. The Company’s financial success will be dependent upon its ability to efficiently wind down its clinical trials and preclinical development programs and studies and identify strategic alternatives that maximize shareholder value.

Safe Harbor

See “Cautionary Note Regarding Forward-Looking Statements” in the introduction to this Annual Report.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONSOLIDATED FINANCIAL STATEMENTS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30, 2024 and 2023

DAVIDSON & COMPANY LLP Chartered Professional Accountants

A member of Nexia International

1200 - 609 Granville Street, P.O. Box 10372, Pacific Centre, Vancouver, B.C., Canada V7Y 1G6
Telephone (604) 687-0947 Davidson-co.com

Report of Independent Registered Public Accounting Firm

To the Shareholders and Directors of

ESSA Pharma Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of ESSA Pharma Inc. (the “Company”) as of September 30, 2024 and 2023, and the related consolidated statements of operations and comprehensive loss, cash flows, changes in shareholders’ equity for the years ended September 30, 2024 and 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the years ended September 30, 2024 and 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

We have not identified any critical audit matters for the year ended September 30, 2024.

We have served as the Company’s auditor since 2012.

/s/ DAVIDSON & COMPANY LLP

Vancouver, Canada                                                                                                       Chartered Professional Accountants

December 17, 2024

ESSA PHARMA INC.

CONSOLIDATED BALANCE SHEETS

(Expressed in United States dollars)

AS AT SEPTEMBER 30

	2024	2023

ASSETS

Current
Cash and cash equivalents	$103,709,537	$33,701,912
Short-term investments (Note 4)	23,050,582	114,374,489
Receivables	162,973	135,057
Prepaids (Note 5)	636,463	585,420

	127,559,555	148,796,878

Deposits	256,977	257,245
Operating lease right-of-use asset (Note 7)	295,471	68,008

Total assets	$128,112,003	$149,122,131

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$3,176,973	$3,414,743
Current portion of operating lease liability (Note 7)	124,054	80,328

	3,301,027	3,495,071

Operating lease liability (Note 7)	205,206	—

Total liabilities	3,506,233	3,495,071

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,388,550 issued and outstanding (September 30, 2023 – 44,100,838) (Note 8)	279,862,420	278,161,537
Additional paid-in capital (Note 8)	54,810,797	49,047,280
Accumulated other comprehensive loss	(2,063,267)	(2,120,398)
Accumulated deficit	(208,004,180)	(179,461,359)

	124,605,770	145,627,060

Total liabilities and shareholders’ equity	$128,112,003	$149,122,131

Nature of operations (Note 1)

Commitments (Note 13)

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30

	2024	2023

OPERATING EXPENSES
Research and development	$21,206,824	$21,322,530
Financing costs	—	6,942
General and administration	13,214,193	10,811,574

Total operating expenses	(34,421,017)	(32,141,046)

Foreign exchange	3,432	6,529
Investment and other income	5,874,764	5,553,774

Loss for the year before taxes	(28,542,821)	(26,580,743)

Income tax expense (Note 10)	—	(1,600)

Net loss for the year	(28,542,821)	(26,582,343)

OTHER COMPREHENSIVE INCOME
Unrealized gain on short-term investments (Note 4)	57,131	14,747

Loss and comprehensive loss for the year	$(28,485,690)	$(26,567,596)

Basic and diluted loss per common share	$(0.64)	$(0.60)

Weighted average number of common shares outstanding – basic and diluted	44,277,050	44,089,557

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Expressed in United States dollars)

FOR THE YEARS ENDED SEPTEMBER 30

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the year	$(28,542,821)	$(26,582,343)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	90,681	118,491
Accretion of premiums/discounts on short-term investments, net	(917,424)	(671,268)
Accretion of lease liability	33,139	6,942
Accrued investment income	500,148	374
Unrealized foreign exchange	—	(528)
Share-based payments	6,538,890	5,007,469

Changes in non-cash working capital items:
Receivables	(27,916)	(128,846)
Prepaids	(50,775)	1,232,416
Accounts payable and accrued liabilities	(237,770)	1,235,577
Operating lease liabilities	(102,351)	—

Net cash used in operating activities	(22,716,199)	(19,781,716)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(39,234,545)	(365,203,691)
Proceeds from short-term investments sold	131,023,755	361,676,542

Net cash provided by (used in) investing activities	91,789,210	(3,527,149)

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	879,997	—
Shares purchased through employee share purchase plan	45,513	68,709
Lease payments	—	(136,866)

Net cash provided by (used in) financing activities	925,510	(68,157)

Effect of foreign exchange on cash and cash equivalents	9,104	2,459
Change in cash and cash equivalents for the year	70,007,625	(23,374,563)
Cash and cash equivalents, beginning of year	33,701,912	57,076,475

Cash and cash equivalents, end of year	$103,709,537	$33,701,912

Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$318,144	$—

There were no amounts paid for taxes and interest in the year ended September 30, 2024 and 2023.

The accompanying notes are an integral part of these consolidated financial statements.

ESSA PHARMA INC.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Expressed in United States dollars)

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2022	44,073,076	$278,089,136	$44,043,503	$(2,135,145)	$(152,879,016)	$167,118,478
Shares issued through employee share purchase plan	27,762	72,401	(3,692)	—	—	68,709
Share-based payments	—	—	5,007,469	—	—	5,007,469
Loss and comprehensive loss for the year	—	—	—	14,747	(26,582,343)	(26,567,596)

Balance, September 30, 2023	44,100,838	$278,161,537	$49,047,280	$(2,120,398)	$(179,461,359)	$145,627,060
Options exercised	271,018	1,631,693	(751,696)	—	—	879,997
Shares issued through employee share purchase plan	16,694	69,190	(23,677)	—	—	45,513
Share-based payments	—	—	6,538,890	—	—	6,538,890
Loss and comprehensive loss for the year	—	—	—	57,131	(28,542,821)	(28,485,690)

Balance, September 30, 2024	44,388,550	$279,862,420	$54,810,797	$(2,063,267)	$(208,004,180)	$124,605,770

The accompanying notes are an integral part of these consolidated financial statements.

1.     NATURE OF OPERATIONS

Nature of Operations

ESSA Pharma Inc. (the “Company”) was incorporated under the laws of the Province of British Columbia on January 6, 2009. The Company’s head office address is Suite 720 – 999 West Broadway, Vancouver, British Columbia, Canada V5Z 1K5. The registered and records office address is Suite 3500, The Stack, 1133 Melville Street, Vancouver, British Columbia, V6E 4E5. The Company is listed on the Nasdaq Capital Market (“Nasdaq”) under the symbol “EPIX.”

The Company has been focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has a license to certain patents (the “NTD Technology”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As at September 30, 2024, no products are in commercial production or use.

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

The Company measures the cost of equity-settled transactions with employees by reference to the fair value of the equity instruments at the date at which they are granted. Estimating fair value for share-based payment transactions requires determining the most appropriate valuation model, which is dependent on the terms and conditions of the grant. This estimate also requires determining the most appropriate inputs to the valuation model including the fair value of the underlying Common Shares, the expected life of the share option, volatility and dividend yield and making assumptions about them. The assumptions and models used for estimating fair value for share-based payment transactions are discussed in Note 8.

3.     SIGNIFICANT ACCOUNTING POLICIES

Cash and cash equivalents

Cash and cash equivalents consist primarily of cash in banks, high-interest savings accounts, guaranteed investment certificates and term deposits, with original maturities of three months, or less and cash collateral which are recorded at cost plus accrued interest, which approximates fair value.

Short-term investments

The Company’s short-term investments consist of guaranteed investment certificates, U.S. treasury securities, and term deposits with original maturities exceeding three months and less than one year. The investments are carried at fair value plus accrued interest.

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

Fair value of financial instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables, and accounts payable and accrued liabilities.

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

Recently accounting pronouncements adopted

During the year ended September 30, 2024, there have been no new, or existing, recently issued accounting pronouncements that are of significance, or potential significance, that impact the Company’s consolidated financial statements.

Recently accounting pronouncements not yet adopted

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures (ASU 2023-09), which is intended to enhance the transparency and decision usefulness of income tax disclosures. Public business entities are required to adopt this standard for annual fiscal periods beginning after December 31, 2024, and early adoption is permitted. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

The Company evaluates all Accounting Standards Updates (ASUs) issued by the FASB for consideration for their applicability to the consolidated financial statements. Management assesses ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or not expected to have a material impact.

4.     SHORT-TERM INVESTMENTS

Short-term investments consist of U.S. treasury securities. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies, and therefore has classified all investment securities as current assets. Investments in guaranteed investment certificates with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive loss as a component of shareholders’ equity until realized. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as interest income.

Guaranteed investment certificates are held at financial institutions, have maturities of up to 12 months and purchased in accordance with the Company’s treasury policy.

	As of September 30, 2024
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

U.S. Treasury securities	$23,015,247	$11,284	$—	$24,051	$23,050,582
GICs and Term deposits	—	—	—	—	—

Balance, end of year	$23,015,247	$11,284	$—	$24,051	$23,050,582

	As of September 30, 2023
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

U.S. Treasury securities	$72,802,531	$—	$(43,248)	$301,738	$73,061,021
GICs and Term deposits	41,141,314	—	—	172,154	41,313,468

Balance, end of year	$113,943,845	$—	$(43,248)	$473,892	$114,374,489

As of September 30, 2024, short-term investments have an aggregate fair market value of $23.1 million (2023 – $114.4 million) were in an aggregate gross unrealized gain position of $11,284 (2023 – loss of $43,248).

5.     PREPAIDS

	September 30,	September 30,
	2024	2023

Prepaid insurance	$75,841	$24,839
Prepaid CMC and clinical expenses and deposits	226,005	181,835
Other deposits and prepaid expenses	334,617	378,746

Balance, end of year	$636,463	$585,420

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	September 30,	September 30,
	2024	2023

Accounts payable	$2,403,519	$2,028,265
Accrued expenses	171,690	845,730
Employee compensation and vacation accruals	601,764	540,748

Balance, end of year	$3,176,973	$3,414,743

7.     OPERATING LEASE

The Company’s operating leases included on the balance sheet are as follows:

Operating lease right-of-use assets
Balance, September 30, 2022	$186,499
Amortization	(118,491)

Balance, September 30, 2023	$68,008
Addition	318,144
Amortization	(90,681)

Balance, September 30, 2024	$295,471

Operating lease liabilities
Balance, September 30, 2022	$210,252
Accretion	6,942
Lease payments	(136,866)

Balance, September 30, 2023	$80,328
Addition	318,144
Cost of operating lease	(69,212)

Balance, September 30, 2024	$329,260

Operating lease liabilities with expected life of less than one year	$124,054
Operating lease liabilities with expected life greater than one year	$205,206

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The incremental borrowing rate applied to the lease liability was 10.25%. As at September 30, 2024, the remaining lease term for the South Francisco office was 34 months.

As at September 30, 2024, the maturity of the Company’s operating lease liability was as follows:

Operating lease
Within 1 year	$129,982
1 to 2 years	133,881
2 to 3 years	114,459
378,322
Less:
Imputed interest	(49,062)
Operating lease liability	$329,260

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

As of September 30, 2024, the Omnibus Plan has a maximum of 10,810,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s Common Shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six-month periods commencing on January 1 and July 1 and ending on June 30 and December 31 of each calendar year. As at September 30, 2024, the ESPP has a maximum of 192,142 (2023 - 208,836) Common Shares reserved for issuance.

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

During the year ended September 30, 2024, the Company issued a total of 16,694 (2023 –27,762) Common Shares upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period.

	For the year ended
	September 30,
	2024	2023

Research and development expense	$26,575	$4,517
General and administrative	17,529	7,031
	$44,104	$11,548

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2024		2023

Risk-free interest rate	5.01%	%	4.90%
Expected life of share purchase rights	6 months		6 months
Expected annualized volatility	77.53%	%	72.45%
Dividend yield	—		—

Stock options

Pursuant to the Legacy Option Plan and Omnibus Plan, options were previously or may be granted, respectively, with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board at its discretion. The options issued under the Legacy Option Plan and Omnibus Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2022	7,902,061	$5.13
Options granted	300,000	2.97
Options expired/forfeited	(89,287)	(12.27)

Balance, September 30, 2023	8,112,774	$4.97
Options granted	1,728,750	8.81
Options exercised	(271,018)	(3.25)
Options expired/forfeited	(358,232)	(11.68)

Balance outstanding, September 30, 2024	9,212,274	$5.48
Balance exercisable, September 30, 2024	6,986,024	$4.84
*	Options exercisable in Canadian dollars as at September 30, 2024 are translated at current rates to reflect the current weighted average exercise price in U.S. dollars for all outstanding options.

The aggregate intrinsic value of stock options outstanding at September 30, 2024, was $14,669,988 (2023 - $85,700).

At September 30, 2024, options were outstanding enabling holders to acquire Common Shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.39 - 3.23	3,592,900	5.15
	$3.59 - 3.75	936,667	7.54
	$3.81 - 4.67	922,311	3.97
	$5.99 - 7.00	1,648,646	6.36
	$8.47 - 9.76	1,750,000	9.05
	$13.96	190,000	6.28
	$31.62	50,000	6.67
C$	4.90	106,750	2.85
C$	5.06	15,000	4.36
		9,212,274	6.27

Share-based compensation

During the year ended September 30, 2024, the Company granted a total of 1,728,750 (2023 – 300,000) stock options with a weighted average fair value of $8.80 per option (2023 – $2.82).

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the years ended September 30, 2024 and 2023 with allocations to its functional expense as follows:

	For the year ended
	September 30,
	2024	2023

Research and development expense	$1,796,501	$2,622,987
General and administrative	4,698,285	2,372,934
	$6,494,786	$4,995,921

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2024		2023

Risk-free interest rate	4.20%		3.78%
Expected life of options	10.0	years	10.0	years
Expected annualized volatility	228.62%		186.50%
Dividend yield	—		—

Warrants

Warrant transactions are summarized as follows:

		Weighted
	Number	Average
	of Warrants	Exercise Price

Balance, September 30, 2022	3,234,750	$4.84
Warrants expired	(307,273)	(49.86)

Balance, September 30, 2023	2,927,477	$0.11
Warrants expired	(7,477)	(42.80)

Balance outstanding and exercisable, September 30, 2024	2,920,000	$0.00

In the year ended September 30, 2024, the Company amended the terms of the outstanding warrants to remove the expiry date. At September 30, 2024, warrants were outstanding enabling holders to acquire Common Shares as follows:

Number
of Warrants	Exercise Price

2,920,000	$0.0001
2,920,000

9.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at September 30, 2024, is $98,023 (2023 - $98,360) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

10.    INCOME TAXES

The following is a reconciliation of income taxes calculated at the combined Canadian federal and provincial income statutory corporate tax rate of 27.0% (2023 – 27.0%) to the tax expense:

For the years ended September 30	2024	2023

Loss for the year before income tax	$(28,542,821)	$(26,580,743)

Tax recovery at statutory income tax rates	$(7,700,000)	$(7,177,000)
Non-deductible share-based payments	1,274,000	643,000
Other permanent differences including foreign exchange	(10,000)	(4,000)
Change in statutory, foreign tax, foreign exchange rates and other	1,157,000	1,212,000
Adjustment to prior years provision versus statutory tax returns and expiry of non-capital losses	196,000	325,000
Change in valuation allowance	5,083,000	5,002,600

Total income tax expense	$—	$1,600

Tax attributes are subject to review, and potential adjustment, by tax authorities. The Company has recorded an income tax expense of $nil for the year ended September 30, 2024 (2023 - $1,600) in relation to taxable income generated by its U.S. subsidiary.

For the years ended September 30, 2024 and 2023, the Company did not record a provision for income taxes due to a full valuation allowance against our deferred tax assets. The significant components of the Company’s deferred tax assets that have not been included on the consolidated statement of financial position are as follows:

Deferred tax assets	2024	2023

Operating losses carried forward	$49,750,000	$43,726,000
Equipment and intangible assets	77,000	77,000
Investment tax credits	29,000	29,000
Financing costs	499,000	1,191,000
Federal R&D credit	210,000	210,000
Other	(303,000)	(54,000)

	50,262,000	45,179,000
Valuation allowance	(50,262,000)	(45,179,000)

Net future tax assets	$—	$—

As at September 30, 2024, the Company has non-capital loss carry-forwards of approximately $95,100,000 (2023 - $90,502,000) available to offset future taxable income in Canada and approximately $114,633,000 (2023 - $91,858,000) available to offset future taxable income in the US. These non-capital loss carryforwards begin to expire in 2031.

11.    SEGMENTED INFORMATION

The Company works in one industry being the development of small molecule drugs for prostate cancer. The Company’s right of use asset is located in the USA.

12.    FINANCIAL INSTRUMENTS AND RISK

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables, and accounts payable and accrued liabilities. The fair value of cash and cash equivalents, GICs and term deposits included in short-term investments, receivables, accounts payable and accrued liabilities approximates their carrying values due to their short term to maturity. The fair value of U.S. treasury securities included in short-term investments are measured using Level 2 inputs based on standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers (Note 4).

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

As of September 30, 2024, cash and cash equivalents consisted of cash in Canada and the United States and term deposits in Canada and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

As at September 30, 2024, the Company had working capital of $124,258,528 which will fund budgeted operations past the horizon of the coming year. The Company does not generate revenue and will use available financing options when required to pursue its business objectives.

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

13.    COMMITMENTS

License Agreement

The NTD Technology is held under a license agreement signed in fiscal 2010 (the “License Agreement”). As consideration for the License Agreement, the Company issued Common Shares of the Company. The License Agreement contains an annual royalty as a percentage of annual net revenue and a percentage of any annual sublicensing revenue earned with respect to the NTD Technology. The License Agreement stipulates annual minimum advance royalty payments of C$85,000.  In addition, there are certain milestone payments for the first compound, to be paid in stages as to C$900,000 at the start of a Phase 3 clinical trial, C$1,450,000 at application for marketing approval, and with further milestone payments on the second and additional compounds.

14.    SUBSEQUENT EVENT

Subsequent to September 30, 2024, the Company announced the termination of its going clinical trial of masofaniten, its primary molecule. The Company has not incurred any immediate financial obligations with respect to the termination of the study and is evaluating its future operations.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as at September 30, 2024. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of September 30, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.     Other Information

None.

Item 9C.     Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10.   Directors, Executive Officers and Corporate Governance

The information required by Item 10. of Form 10-K is incorporated by reference to our proxy statement for the 2024 annual meeting of shareholders (the “2024 Proxy Statement”), to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2024.

We have a disclosure and insider trading policy which governs the purchase, sale and/or other dispositions of our securities by our directors, executive officers and employees that we believe is reasonably designed to promote compliance with insider trading laws, rules and regulations, and the exchange listing standards applicable to us. A copy of our disclosure and insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form10-K.

Item 11.   Executive Compensation

The information required by Item 11. of Form 10-K is incorporated by reference to our 2024 Proxy Statement (excluding the information under the subheading “Pay versus Performance”), to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2024.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by Item 12. of Form 10-K is incorporated by reference to our 2024 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2024.

Item 13.   Certain Relationships and Related Transactions, and Director Independence

The information required by Item 13. of Form 10-K is incorporated by reference to our 2024 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2024.

Item 14.   Principal Accountant Fees and Services

The information required by Item 14. of Form 10-K is incorporated by reference to our 2024 Proxy Statement, to be filed with the SEC within 120 days after the end of the fiscal year ended September 30, 2024.

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
10.1

Cancer Research Contract between CPRIT and the Company, dated July 9, 2014 (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 20-F (File No. 377-00939), originally filed with the SEC on February 24, 2015)

10.2

License Agreement between the BC Cancer Agency, UBC and the Company, dated December 22, 2010, as amended on February 10, 2011 and May 27, 2014 (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form 20-F (File No. 377-00939), originally filed with the SEC on February 24, 2015)

10.3

Amendment to License Agreement between the BC Cancer Agency, UBC and the Company, dated May 25, 2021 (Schedules have been omitted pursuant to Item 601(b)(10) of Regulation S-K. The Company agrees to furnish supplementally to the SEC a copy of any omitted schedule upon request)*

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

10.13	ESSA Pharma Inc. Severance Plan*
19.1	ESSA Pharma Inc. Disclosure and Insider Trading Policy*
21.1	List of Subsidiaries*
23.1	Consent of Davidson & Company LLP, an Independent Registered Public Accounting Firm*
31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended*
31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) of the Securities and Exchange Act of 1934, as amended*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as added by Section 906 of the Sarbanes-Oxley Act of 2002**
97	The ESSA Pharma Inc. Clawback Policy*
101.INS	Inline XBRL Instance Document – The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document. *
101.SCH	Inline XBRL Taxonomy Extension Schema Document *
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document *
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document *
104	Cover page from the Company’s Annual Report on Form 10-K for the year ended September 30, 2024 formatted in Inline XBRL (included in Exhibit 101).

* Filed herewith.

** Furnished herewith

Item 16.   Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 17, 2024

ESSA PHARMA INC.
(Registrant)

Date: December 17, 2024	By:	/S/ DAVID PARKINSON
	Name:	David Parkinson
	Title:	Chief Executive Officer

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