Form 10-Q
period 2024-12-31
ESSA Pharma Inc.
filed 2025-02-11
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

or

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

The number of outstanding Common Shares of the registrant, no par value per share, as of February 10, 2025 was 44,388,550.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended December 31, 2024

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “might,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	our assessment of strategic alternatives and our ability to identify and execute any strategic transaction;
●	anticipated costs and effort associated with the discontinuation of our clinical trials;
●	anticipated cost savings in connection with the discontinuation of our clinical trials;
●	ability to recruit sufficient numbers of patients for future clinical trials, if any, and the benefits expected therefrom;
●	our ability to obtain funding and the timing and potential sources of such funding;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	sales of our Common Shares, no par value (the “Common Shares”) under the Open Market Sale Agreement between the Company and Jefferies LLC, effective November 3, 2023 (the “ATM Sales Agreement”);
●	our intended use of proceeds from past and future offerings of our securities;
●	the implementation of our business model and strategic plans, including our evaluation of strategic alternatives;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	our ability to maintain operations, raise capital and pursue strategic alternatives in light of global macroeconomic factors including inflation, supply chain issues and any current or future impact related to widespread health concerns, pandemics, or epidemics, and other outbreaks of illness;
●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to operate our business and conclude or wind-up our clinical and pre-clinical work;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures; and
●	estimates of our financial condition, expenses, capital requirements and our need for additional financing and potential sources of capital and funding.

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

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	December 31,	September 30,
	2024	2024

ASSETS

Current
Cash and cash equivalents	$93,310,889	$103,709,537
Short-term investments (Note 4)	27,242,430	23,050,582
Receivables	154,351	162,973
Prepaids (Note 5)	1,397,636	636,463

	122,105,306	127,559,555

Deposits	256,977	256,977
Operating lease right-of-use asset (Note 7)	272,057	295,471

Total assets	$122,634,340	$128,112,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$3,562,293	$3,176,973
Current portion of operating lease liability (Note 7)	124,971	124,054

	3,687,264	3,301,027

Operating lease liability (Note 7)	180,072	205,206

Total liabilities	3,867,336	3,506,233

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,388,550 issued and outstanding (September 30, 2024 – 44,388,550) (Note 8)	279,862,420	279,862,420
Additional paid-in capital (Note 8)	57,512,728	54,810,797
Accumulated other comprehensive loss	(2,072,033)	(2,063,267)
Accumulated deficit	(216,536,111)	(208,004,180)

	118,767,004	124,605,770

Total liabilities and shareholders’ equity	$122,634,340	$128,112,003

Nature of operations (Note 1)

Subsequent Event (Note 12)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2024	2023

OPERATING EXPENSES
Research and development	$5,474,147	$5,376,764
General and administration	4,210,719	2,217,868

Total operating expenses	(9,684,866)	(7,594,632)

Foreign exchange	6,402	(8,479)
Investment and other income	1,146,533	1,638,789

Net loss for the period	(8,531,931)	(5,964,322)

OTHER COMPREHENSIVE INCOME
Unrealized (loss) gain on short-term investments (Note 4)	(8,766)	20,124

Loss and comprehensive loss for the period	$(8,540,697)	$(5,944,198)

Basic and diluted loss per common share	$(0.19)	$(0.14)

Weighted average number of common shares outstanding – basic and diluted	44,388,550	44,129,491

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31,

	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(8,531,931)	$(5,964,322)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	23,414	23,007
Accretion of premiums/discounts on short-term investments, net	(232,564)	(200,600)
Accretion of lease liability	7,957	6,701
Accrued investment income	(39,401)	(415,033)
Unrealized foreign exchange	—	(3,474)
Share-based payments	2,701,931	803,418

Changes in non-cash working capital items:
Receivables	8,622	(45,554)
Prepaids	(761,173)	(983,068)
Accounts payable and accrued liabilities	385,320	22,260
Operating lease liability	(32,174)	(30,338)

Net cash used in operating activities	(6,469,999)	(6,787,003)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(12,028,649)	(60,988,970)
Proceeds from short-term investments sold	8,100,000	69,221,481

Net cash provided by (used in) investing activities	(3,928,649)	8,232,511

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	—	163,306
Shares purchased through employee share purchase plan	—	33,353

Net cash provided by financing activities	—	196,659

Effect of foreign exchange on cash and cash equivalents	—	438
Change in cash and cash equivalents for the period	(10,398,648)	1,642,605
Cash and cash equivalents, beginning of period	103,709,537	33,701,912

Cash and cash equivalents, end of period	$93,310,889	$35,344,517

Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$—	$318,144

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2023	44,100,838	$278,161,537	$49,047,280	$(2,120,398)	$(179,461,359)	$145,627,060
Options exercised	48,333	298,742	(135,436)	—	—	163,306
Shares issued through employee share purchase plan	14,476	51,168	(17,815)	—	—	33,353
Share-based payments	—	—	803,418	—	—	803,418
Loss and comprehensive loss for the period	—	—	—	20,124	(5,964,322)	(5,944,198)

Balance, December 31, 2023	44,163,647	$278,511,447	$49,697,447	$(2,100,274)	$(185,425,681)	$140,682,939

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2024	44,388,550	$279,862,420	$54,810,797	$(2,063,267)	$(208,004,180)	$124,605,770
Share-based payments	—	—	2,701,931	—	—	2,701,931
Loss and comprehensive loss for the period	—	—	—	(8,766)	(8,531,931)	(8,540,697)

Balance, December 31, 2024	44,388,550	$279,862,420	$57,512,728	$(2,072,033)	$(216,536,111)	$118,767,004

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024

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

The Company is focused on the development of small molecule drugs for the treatment of prostate cancer. The Company acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of December 31, 2024, no products are in commercial production or use.

The Company has announced the termination of its clinical trial of masofaniten, its primary molecule. The Company has not incurred any immediate financial obligations with respect to the termination of the study and is evaluating its future operations.

2.     BASIS OF PRESENTATION

Basis of Presentation

These accompanying unaudited condensed consolidated interim financial statements, including comparatives, have been prepared in accordance with United States’ Generally Accepted Accounting Principles (“U.S. GAAP”) and pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”) for interim financial information. Accordingly, these condensed consolidated interim financial statements do not include all of the information and footnotes required for complete consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and notes for the year ended September 30, 2024 and included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on December 17, 2024.

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the three months ended December 31, 2024 and 2023 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2024 Annual Report on Form 10-K for the year ended September 30, 2024, with the exception of any policies described in Note 3.

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

The Company evaluates all Accounting Standards Updates (“ASUs”) issued by the FASB for consideration for their applicability to the consolidated financial statements. Management assesses ASUs issued but not yet adopted and concluded that those not disclosed are not relevant to the Company or not expected to have a material impact.

4.     SHORT-TERM INVESTMENTS

Short-term investments include a guaranteed investment certificates(“GIC”) purchased in accordance with the Company’s treasury policy. The GIC bears interest at 4.50% per annum and matures within 12 months.

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

	As of December 31, 2024
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

U.S. Treasury securities	$23,137,139	$2,518	$—	$68,746	$23,208,403
GICs	4,000,000	—	—	34,027	4,034,027

Balance, end of period	$27,137,139	$2,518	$—	$102,773	$27,242,430

As of December 31, 2024, short-term investments have an aggregate fair market value of $27.2 million (September 30, 2024 – $23.1 million) were in an aggregate gross unrealized gain position of $2,518 (September 30, 2024 - $11,284).

5.     PREPAIDS

	December 31,	September 30,
	2024	2024

Prepaid insurance	$1,006,088	$75,841
Prepaid CMC and clinical expenses and deposits	205,342	226,005
Other deposits and prepaid expenses	186,206	334,617

Balance, end of period	$1,397,636	$636,463

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	December 31,	September 30,
	2024	2024

Accounts payable	$1,835,583	$2,403,519
Accrued expenses	1,164,293	171,690
Employee compensation and vacation accruals	562,417	601,764

Balance, end of period	$3,562,293	$3,176,973

7.     OPERATING LEASE

Operating lease right-of-use assets
Balance, September 30, 2024	$295,471
Amortization	(23,414)

Balance, December 31, 2024	$272,057

Operating lease liability
Balance, September 30, 2024	$329,260
Cost of operating lease	(24,217)

Balance, December 31, 2024	$305,043

Operating lease liability with expected life of less than one year	$124,971
Operating lease liability with expected life greater than one year	$180,072

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The incremental borrowing rate applied to the lease liability was 10.25%. At December 31, 2024, the Company’s remaining lease term for the South San Francisco office was 31 months.

As at December 31, 2024, the maturity of the Company’s operating lease liability was as follows:

Operating lease
Within 1 year	$130,947
1 to 2 years	134,875
2 to 3 years	80,326
346,148
Less:
Imputed interest	(41,105)
Operating lease liability	$305,043

8.     SHAREHOLDERS’ EQUITY

Authorized

Unlimited common shares, without par value.

Unlimited preferred shares, without par value.

Omnibus Incentive Plan

On February 25, 2021, the Company adopted an omnibus incentive plan (“Omnibus Plan”), as subsequently amended, consistent with the policies and rules of Nasdaq. Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of December 31, 2024, the Company has not issued any instruments other than stock options under the Omnibus Plan.

Prior to the adoption of the Omnibus Plan, the Company issued equity compensation pursuant to the Company’s amended and restated stock option plan (the “Legacy Option Plan”), Amended and Restated Restricted Share Unit Plan (the “RSU Plan”) and Employee Share Purchase Plan. Since the adoption of the Omnibus Plan, no further grants have been made under the Legacy Option Plan or RSU Plan, though existing grants under the Legacy Option Plan will continue in effect in accordance with their terms.

As of December 31, 2024, the Omnibus Plan has a maximum of 10,810,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. As of December 31, 2024, the ESPP has a maximum of 192,142 (September 30, 2024 - 192,142) common shares reserved for issuance.

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

During the three months ended December 31, 2024, the Company issued nil shares (2023 –14,476) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period with recoveries recognized as realized. During the three months ended December 31, 2024, all participants withdrew from the Purchase Rights window and forfeit their participation.

	For the three months ended
	December 31,
	2024	2023

Research and development expense (recovery)	$(5,029)	$2,411
General and administrative	(691)	6,496
	$(5,720)	$8,907

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	For the three months ended
	December 31,
	2024	2023

Risk-free interest rate	4.62%	5.18%
Expected life of share purchase rights	6 months	6 months
Expected annualized volatility	86.88%	63.10%
Dividend yield	—	—

Stock Options

Pursuant to the Legacy Option Plan and Omnibus Plan, options were previously or may be granted, respectively, with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board at its discretion. The options issued under the Legacy Option Plan and Omnibus Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2024	9,212,274	$5.48
Options expired/forfeited	(9,250)	4.79

Balance outstanding, December 31, 2024	9,203,024	$5.48
Balance exercisable, December 31, 2024	7,157,118	$4.73
*	Options exercisable in Canadian dollars as of December 31, 2024 are translated at current rates to reflect the current weighted average exercise price in U.S. dollars for all outstanding options.

At December 31, 2024, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.39 - 3.23	3,588,900	4.89
	$3.59 - 3.75	936,667	7.29
	$3.81 - 4.67	922,311	3.72
	$5.99 - 7.00	1,644,896	6.11
	$8.47 - 9.76	1,750,000	8.80
	$13.96	190,000	6.03
	$31.62	50,000	6.42
C$	4.90	105,250	2.63
C$	5.06	15,000	4.11
		9,203,024	6.02

Share-based Compensation

During the three months ended December 31, 2023, the Company granted a total of 78,750 stock options with a weighted average fair value of $3.90 per option.

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the period ended December 31, 2024 and 2023 with allocations to its functional expense as follows:

	For the three months ended
	December 31,
	2024	2023

Research and development expense	$734,809	$523,830
General and administrative	1,972,842	270,681
	$2,707,651	$794,511

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2024		2023

Risk-free interest rate	—%		4.49%
Expected life of options	—	years	10.0	years
Expected annualized volatility	—%		234.00%
Dividend yield	—		—

Warrants

In the year ended September 30, 2024, the Company amended the terms of the outstanding warrants to remove the expiry date. At September 30, 2024 and  December 31, 2024, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants	Exercise Price

2,920,000	$0.0001
2,920,000

9.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at December 31, 2024 is $139,204 (September 30, 2024 - $98,360) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

10.    SEGMENTED INFORMATION

The Company works in one industry being the development of small molecule drugs for prostate cancer. The Company’s right of use assets are located in the USA.

11.    FINANCIAL INSTRUMENTS AND RISK

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, receivables and accounts payable and accrued liabilities. The fair value of cash and cash equivalents, GIC and term deposits included in short-term investments, receivables and accounts payable and accrued liabilities approximates their carrying values due to their short term to maturity. The fair value of U.S. treasury securities included in short-term investments and the fair value of the money market funds included in cash equivalents are measured using Level 2 inputs based on standard observable inputs, including reported trades, broker/dealer quotes, and bids and/or offers (Note 4).

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

As of December 31, 2024, cash and cash equivalents consisted of cash in Canada and the United States, money market funds in the United States and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of December 31, 2024, the Company had working capital of $118,418,042. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of December 31, 2024, the Company has cash and cash equivalents balances and short-term investments which are interest bearing. Interest income is not central to the Company’s capital management strategy and not significant to the Company’s projected operational budget. Interest rate fluctuations are not significant to the Company’s risk assessment.

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

12.    SUBSEQUENT EVENT

On January 24, 2025, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and its Chief Financial Officer in federal district court for the Eastern District of Wisconsin. The complaint, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired Common Shares between December 12, 2023 to October 31, 2024, alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act by making material misstatements and/or omissions in the Company’s public statements with respect to its then-ongoing clinical trials of masofaniten. The Company believes that it has valid defenses to the claims alleged in the complaint and intends to defend the lawsuit vigorously, but there is no guarantee that the Company will prevail. At the time of filing, the outcome of this matter and any possible related losses are not estimable or probable. As of February 10, the Company has not accrued any amounts in respect of this claim, nor established any reserves. Given the early stage of these proceedings, the outcome of this matter and the amount of any potential liability cannot be reasonably estimated.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the attached financial statements and notes thereto included in Part I, Item 1 of this Quarterly Report on Form 10-Q, as well as our audited financial statements and related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended September 30, 2024 included in our Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on December 17, 2024. This Quarterly Report on Form 10-Q, including the following sections, contains forward-looking statements within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. These statements are subject to risks and uncertainties that could cause actual results and events to differ materially from those expressed or implied by such forward-looking statements. For a detailed discussion of these risks and uncertainties, see “Risk Factors” in our Annual Report on Form 10-K. We caution the reader not to place undue reliance on these forward-looking statements, which reflect management’s analysis only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this Quarterly Report on Form 10-Q.

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

ESSA is a pharmaceutical company that, prior to the discontinuation of its clinical trials and preclinical and other development programs, has been focused on developing novel therapies for the treatment of prostate cancer with a primary focus on patients whose disease is still predominantly driven by the androgen axis. ESSA’s development of proprietary small molecule inhibitors of the N-terminal domain (“NTD”) of the androgen receptor (“AR”) was focused on the treatment of these patients in combination with second-generation antiandrogen drugs such as abiraterone, enzalutamide, apalutamide, and darolutamide.

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

The IND application to the FDA for EPI-506 to begin a Phase 1 clinical trial was allowed in September 2015, with the first clinical patient enrolled in November 2015. The Company’s Clinical Trial Application (“CTA”) submission to Health Canada was subsequently also cleared. Based on allometric scaling, an initial dose level of EPI-506 of 80 mg was determined. However, following the enrollment of the initial cohorts, it became apparent that EPI-506 exposure was much lower in humans than projected. EPI-506 dosing was escalated aggressively to allow patients in the clinical study greater exposure to the drug. The highest dose patients ultimately received was 3600 mg of EPI-506, administered in a single dose or split into two doses daily. The initial data from the Phase 1 clinical trial was presented at the European Society of Medical Oncology meeting in September 2017.

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

Clinical Trial - EPI-7386-CS-010 – Combination Treatment with Enzalutamide

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

The Company’s earlier protocol amendment in June 2023, modified the protocol design of this study by adding combination treatment with second-generation antiandrogens. Specifically, the amended protocol consisted of two parts: a Part A Monotherapy study and a Part B Combination study. Part A had two phases: a Phase 1a Dose Escalation and a Phase 1b Dose Expansion, as discussed above, with Part B conducted in two cohorts, Cohort 1 evaluating masofaniten (EPI-7386) in combination with abiraterone acetate/prednisone for patients with mHSPC or mCRPC who receive abiraterone acetate/prednisone as part of their standard of care treatment and Cohort 2, previously the “window of opportunity cohort”, evaluating single agent masofaniten (EPI-7386) for 12 weeks in patients with nmCRPC before apalutamide was added.

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

As of December 2024, ESSA owns rights to a patent portfolio that includes 83 issued patents, including 23 issued U.S. patents, that are in force and cover multiple EPI- and Aniten structural classes of compounds with different structural motifs/analogues. Patent applications are also pending in the United States and in contracting states to the Patent Cooperation Treaty for the Aniten next-generation NTD inhibitors, with expected expiration dates between 2036 to 2044.

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

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of December 31, 2024:

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2024	2024	2024	2024
Research and development expense	$5,474,147	$4,187,950	$5,464,123	$6,177,987
General and administration	4,210,719	3,506,628	3,174,195	4,315,502
Comprehensive loss	(8,540,697)	(6,318,117)	(7,233,091)	(8,990,284)
Basic and diluted loss per share	(0.19)	(0.14)	(0.16)	(0.20)
Cash and cash equivalents	93,310,889	103,709,537	85,985,140	91,683,074
Short-term investments	27,242,430	23,050,582	44,709,312	44,205,592
Total assets	122,634,340	128,112,003	132,666,307	137,896,175
Long-term liabilities	180,072	205,206	229,707	253,012
Working capital	118,418,042	124,258,528	128,515,998	133,123,568

	For the Quarters Ended
	December 31,	September 30,	June 30,	March 31,
	2023	2023	2023	2023
Research and development expense	$5,376,764	$5,226,231	$6,271,186	$4,480,863
General and administration	2,217,868	1,922,382	2,639,381	3,730,692
Comprehensive loss	(5,944,198)	(5,479,603)	(7,256,184)	(7,119,354)
Basic and diluted loss per share	(0.14)	(0.12)	(0.17)	(0.16)
Cash and cash equivalents	35,344,517	33,701,912	38,466,991	44,300,677
Short-term investments	106,775,273	114,374,489	114,001,923	112,743,037
Total assets	144,489,279	149,122,131	153,650,198	158,504,040
Long-term liabilities	275,445	-	-	19,777
Working capital	140,337,994	145,301,807	149,882,729	155,967,246

ESSA has never been profitable and has incurred net losses since inception. ESSA’s comprehensive losses were $8,531,931 and $5,964,322 for the three months ended December 31, 2024, and 2023 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it progresses its comprehensive review of strategic options, winds down its clinical and preclinical development programs and/or continues the development of, and seek regulatory approvals for, potential product candidates. Because of the numerous risks and uncertainties associated with its strategic options review, the wind down of such programs and product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations for the Three Months Ended December 31, 2024 and 2023

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $8,531,931 for the three months ended December 31, 2024 compared to a comprehensive loss of $5,964,322 for the three months ended December 31, 2023. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

Research and development expense included the following major expenses by nature:

	Three months ended
	December 31, 2024	December 31, 2023
Clinical	$3,248,718	$1,827,247
Share-based payments	729,780	526,241
Salaries and benefits	581,091	649,702
Manufacturing	485,394	423,116
Legal patents and license fees	230,389	365,118
Preclinical and data analysis	85,055	1,248,687
Consulting	52,091	103,755
Travel and other	43,162	71,717
Other	18,467	124,715
Royalties	-	36,466
Total	$5,474,147	$5,376,764

The overall research and development expense for the three months ended December 31, 2024 was $5,474,147 compared to $5,376,764 for the three months ended December 31, 2023. R&D expense in the three month periods ended December 31, 2024 and 2023 reflects the clinical trial of masofaniten (EPI-7386) which commenced in July 2020 and was ongoing through October 31, 2024. Expenditures in the latter part of the quarter ended December 31, 2024 reflect the initiation and wind-down of the clinical trial and cessation of preclinical work.

Clinical costs of $3,248,718 (2023 - $1,827,247) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the clinical trials of masofaniten (EPI-7386). Expenditures in the three months ended December 31, 2024 have increased over the prior period as the number of clinical sites and participants expanded in the Phase 2 combination study of masofaniten, prior to the October announcement that the Company would begin an orderly termination of contracts and closure of clinical sites over the coming quarters. The Company has begun to realize and accrue costs for its partner clinical research organizations to initiate site closures. Associated variable costs for the resulting data have increased concurrently.

Preclinical and data analysis costs of $85,055 (2023 – $1,248,687) have been generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trials and previous work on preclinical pipeline and Anitac compounds. Preclinical costs have decreased in the three months ended December 31, 2024 as the Company discontinued work on preclinical pipeline and Anitac compounds.

Salaries and benefits were $581,091 (2023 - $649,702) as preclinical staff counts decreased between the periods presented.

The share-based payments expense of $729,780 (2023 - $526,241), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and employees of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Manufacturing costs of $485,394 (2023 - $423,116) includes amount for cGMP manufacturing of masofaniten (EPI-7386) drug supply to support the then-ongoing clinical trials as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of masofaniten (EPI-7386). These costs also include the shipment, international specifications and site audit work for drug management. Shipment of drug supply to clinical sites ceased following the October 31, 2024 announcement.

Legal patents and license fees for the period totaled $230,389 (2023 - $365,118). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. Patent expenditures declined in the quarter ended December 31, 2024 as some patent renewals did not occur.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended
	December 31, 2024	December 31, 2023
Share-based payments	$1,972,151	$277,177
Salaries and benefits	832,187	765,455
Professional fees	629,784	396,236
Insurance	353,806	348,323
Investor relations	188,874	203,428
Director fees	175,875	104,000
Office, IT and communications	115,795	113,943
Travel and other	70,674	101,065
Regulatory fees and transfer agent	56,461	50,007
Operating lease liabilities and rent	31,763	30,296
Consulting and subcontractor fees	15,913	35,042
Accretion of short-term investments	(232,564)	(207,104)
Total	$4,210,719	$2,217,868

The overall general and administration expense was $4,210,719 for the three months ended December 31, 2024 compared to $2,217,868 for the three months ended December 31, 2023 and includes non-cash expense related to share-based payments of $1,972,151 (2023 - $277,177).  This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to directors, key management and employees of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits have increased to $832,187 (2023 - $765,455) as a result of relative wage adjustments. Professional fees of $629,784 (2023 - $396,236) were incurred for legal and accounting services in conjunction with ongoing corporate activities as well as new reporting requirements. Insurance expense of $353,806 (2023 - $348,323) relates to the cost of insurance coverage for directors and officers of the Company.

Director fees of $175,875 (2023 - $104,000) were incurred for remuneration paid to directors for their membership on the Board based on an annual fee structure. The Board was awarded base increases effective April 2024 and has an additional member compared to the previous period.

Liquidity and Capital Resources

As of December 31, 2024, the Company has working capital of $118,418,042 (September 30, 2024 - $124,258,528). Operational activities during the three months ended December 31, 2024 were financed mainly by proceeds from the financing completed in February 2021. At December 31, 2024, the Company had available cash reserves and short-term investments of $120,553,319 (September 30, 2024 - $126,760,119) to settle current liabilities of $3,687,264 (September 30, 2024 - $3,301,027). At December 31, 2024, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

ESSA’s future cash requirements may vary materially from those now expected due to a number of factors, including the costs associated with discontinuing its clinical trials and to take advantage of strategic opportunities, such as partnering collaborations or mergers and acquisitions activities. In the future, it may be necessary to raise additional funds. These funds may come from sources such as entering into strategic collaboration arrangements, the issuance of shares from treasury, or alternative sources of financing. However, there can be no assurance that ESSA will successfully raise funds to continue its operational activities. See “Risk Factors” in our Annual Report on Form 10-K.

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

The critical accounting policies are those polices that require the most significant judgments and estimates in the preparation of our condensed consolidated interim financial statements. A summary of the critical accounting policies is presented in Note 3 of the annual consolidated financial statements for the year ended September 30, 2024 filed with the SEC and with the securities commissions in British Columbia, Alberta and Ontario on December 17, 2024.

Trend Information

ESSA is a pharmaceutical company and does not currently generate revenue. The Company was focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain Licensed IP. As at the date of this Quarterly Report on Form 10-Q, no products are in commercial production or use. The Company’s financial success will be dependent upon its ability to efficiently wind down its clinical trials and preclinical development programs and studies and identify strategic alternatives that maximize shareholder value.

Off-Balance Sheet Arrangement

ESSA has no material undisclosed off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations, financial condition, revenues or expenses, liquidity, capital expenditures or capital resources that is material to investors.

Outstanding Share Data

As of February 10, 2025, our authorized share capital consisted of an unlimited number of common shares, each without par value, of which - were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of February 10, 2025, we had 2,920,000 common shares issuable pursuant to 2,920,000 common share purchase warrants pursuant to full cash exercise, 7,191,360 common shares issuable pursuant to 7,191,360 exercisable outstanding stock options, 2,036,342 common shares issuable pursuant to 2,036,342 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of end of the period covered by this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the design and operating effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any such information is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2024.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

On January 24, 2025, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and its Chief Financial Officer in federal district court for the Eastern District of Wisconsin. The complaint, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired Common Shares between December 12, 2023 to October 31, 2024, alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act by making material misstatements and/or omissions in the Company’s public statements with respect to its then-ongoing clinical trials of masofaniten. The Company believes that it has valid defenses to the claims alleged in the complaint and intends to defend the lawsuit vigorously, but there is no guarantee that the Company will prevail. At the time of filing, the outcome of this matter and any possible related losses are not estimable or probable.

From time to time, we may become involved in other legal proceedings or be subject to claims arising in the ordinary course of our business. Except as described herein and below, we are not a party to any such other legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Trading Plans of Directors or Officers

During the three months ended December 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: February 11, 2025

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer