Form 10-Q
period 2025-03-31
ESSA Pharma Inc.
filed 2025-05-08
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

The number of outstanding Common Shares of the registrant, no par value per share, as of May 7, 2025 was 44,388,550.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended March 31, 2025

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

RISK FACTOR SUMMARY

Below is a summary of material factors that make an investment in our Common Shares speculative or risky. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Cautionary Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K as part of your evaluation of an investment in our Common Shares. Important factors that could cause such differences include, among other things, the following:

●	risks related to our ability to identify and execute any strategic transaction, and any strategic transactions that we may consummate in the future may not be successful;
●	risks related to our decision to discontinue development of masofaniten (formerly known as EPI-7386) and any related reduction in our workforce or change in operations may not result in anticipated savings and could disrupt our business;
●	risks related to our license agreement with third parties;
●	risks related to the possibility that any product candidates, may have undesirable side effects when used alone or in combination with other drugs;
●	risks related to our ongoing obligations and continued regulatory review;
●	risks related to potential administrative or judicial sanctions;
●	the risk of increased costs associated with prolonged, delayed or terminated clinical trials;
●	the risk that third parties may not carry out their contractual duties or terminate the relationship;
●	uncertainty as to our ability to raise additional funding;
●	risks related to our ability to raise additional capital on favorable terms and the impact of dilution from incremental financing;
●	risks of a deemed default on any residual obligations of the agreement providing for the CPRIT Grant and having to reimburse all of the CPRIT Grant, if such deemed default is not waived by CPRIT;
●	risks related to our incurrence of significant losses in every quarter since inception and our anticipation that it will continue to incur significant losses in the future;
●	risks related to our limited operating history;
●	risks related to our reliance on proprietary technology;
●	risks related to our ability to protect our intellectual property rights throughout the world;

●	risks related to claims by third parties asserting that we, or our employees, contractors or consultants have misappropriated their intellectual property, or claiming ownership of what we regard as our intellectual property;
●	risks related to our ability to comply with governmental patent agency requirements in order to maintain patent protection;
●	risks related to computer system failures or security breaches and increasing cyber threats;
●	risks related to business disruptions that could seriously harm our future revenues and financial condition and increase our costs and expenses;
●	risks related to potential conflicts of interest between us and our directors and officers;
●	risks related to competition from other biotechnology and pharmaceutical companies;
●	risks related to movements in foreign currency exchange rates, interest rates and rate of inflation;
●	risks related to our ability to realize benefits from acquired businesses or products or form strategic alliances in the future;
●	risks related to collaborations with third parties;
●	risks that employees may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could cause significant liability for us and harm our reputation;
●	risks related to product liability lawsuits;
●	risks related to the costs of and management time devoted to operating as a public company;
●	risks related to being a smaller reporting company;
●	risks related to laws that govern fraud and abuse and patients’ rights;
●	risks related to our ability to comply with environmental, health and safety laws and regulations;
●	risks related to us being a “passive foreign investment company”;
●	risks related to United States investors’ ability to effect service of process or enforcement of actions against us;
●	risks related to market price and trading volume volatility;
●	risks related to securities class action litigation;
●	risks related to the potential impact of shareholder activism on our business;
●	risks related to our dividend policy;
●	risks associated with future sales of our securities;
●	risks related to our ability to maintain an active trading market for the Company's Common Shares;
●	risks related to widespread health concerns, pandemics, or epidemics and other outbreaks of illness;
●	risks related to our ability to implement and maintain effective internal controls;
●	risks related to provisions in our charter documents and Canadian law affecting corporate governance; and
●	risks related to analyst coverage.

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2025

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	March 31,	September 30,
	2025	2024

ASSETS

Current
Cash and cash equivalents	$86,308,345	$103,709,537
Short-term investments (Note 4)	27,564,067	23,050,582
Receivables	415,514	162,973
Prepaids (Note 5)	879,477	636,463

	115,167,403	127,559,555

Deposits	—	256,977
Operating lease right-of-use asset (Note 7)	248,017	295,471

Total assets	$115,415,420	$128,112,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$1,588,715	$3,176,973
Current portion of operating lease liability (Note 7)	125,912	124,054

	1,714,627	3,301,027

Operating lease liability (Note 7)	154,289	205,206

Total liabilities	1,868,916	3,506,233

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,388,550 issued and outstanding (September 30, 2024 – 44,388,550) (Note 8)	279,862,420	279,862,420
Additional paid-in capital (Note 8)	58,684,837	54,810,797
Accumulated other comprehensive loss	(2,089,855)	(2,063,267)
Accumulated deficit	(222,910,898)	(208,004,180)

	113,546,504	124,605,770

Total liabilities and shareholders’ equity	$115,415,420	$128,112,003

Nature of operations (Note 1)

Subsequent Event (Note 12)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND SIX MONTHS ENDED MARCH 31,

	For the three months ended		For the six months ended
	March 31,		March 31,
	2025	2024	2025	2024

OPERATING EXPENSES
Research and development	$3,484,442	$6,177,987	$8,958,589	$11,554,751
General and administration	3,897,235	4,315,502	8,107,954	6,533,370

Total operating expenses	(7,381,677)	(10,493,489)	(17,066,543)	(18,088,121)

Foreign exchange	(1,886)	14,142	4,516	5,663
Investment and other income	1,008,776	1,489,812	2,155,309	3,128,601

Net loss for the period	(6,374,787)	(8,989,535)	(14,906,718)	(14,953,857)

OTHER COMPREHENSIVE INCOME
Unrealized (loss) gain on short-term investments (Note 4)	(17,822)	(749)	(26,588)	19,375

Loss and comprehensive loss for the period	$(6,392,609)	$(8,990,284)	$(14,933,306)	$(14,934,482)

Basic and diluted loss per common share	$(0.14)	$(0.20)	$(0.34)	$(0.34)

Weighted average number of common shares outstanding – basic and diluted	44,388,550	44,237,124	44,388,550	44,183,013

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE SIX MONTHS ENDED MARCH 31,

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(14,906,718)	$(14,953,857)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	47,454	45,212
Accretion of premiums/discounts on short-term investments, net	(402,309)	(421,248)
Accretion of lease liability	15,288	15,867
Accrued investment income	(55,225)	(132,068)
Unrealized foreign exchange	—	(4,826)
Share-based payments	3,874,040	1,936,019

Changes in non-cash working capital items:
Receivables	(822)	(80,111)
Prepaids	(237,756)	(608,736)
Accounts payable and accrued liabilities	(1,588,258)	659,459
Operating lease liability	(64,347)	(60,677)

Net cash used in operating activities	(13,318,653)	(13,604,966)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(27,407,539)	(22,291,096)
Proceeds from short-term investments sold	23,325,000	93,032,441

Net cash provided by (used in) investing activities	(4,082,539)	70,741,345

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	—	806,909
Shares purchased through employee share purchase plan	—	33,353

Net cash provided by financing activities	—	840,262

Effect of foreign exchange on cash and cash equivalents	—	4,521
Change in cash and cash equivalents for the period	(17,401,192)	57,981,162
Cash and cash equivalents, beginning of period	103,709,537	33,701,912

Cash and cash equivalents, end of period	$86,308,345	$91,683,074

Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$—	$318,144

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2023	44,100,838	$278,161,537	$49,047,280	$(2,120,398)	$(179,461,359)	$145,627,060
Options exercised	48,333	298,742	(135,436)	—	—	163,306
Shares issued through employee share purchase plan	14,476	51,168	(17,815)	—	—	33,353
Share-based payments	—	—	803,418	—	—	803,418
Loss and comprehensive loss for the period	—	—	—	20,124	(5,964,322)	(5,944,198)

Balance, December 31, 2023	44,163,647	$278,511,447	$49,697,447	$(2,100,274)	$(185,425,681)	$140,682,939
Options exercised	199,344	1,168,066	(524,463)	—	—	643,603
Share-based payments	—	—	1,132,601	—	—	1,132,601
Loss and comprehensive loss for the period	—	—	—	(749)	(8,989,535)	(8,990,284)

Balance, March 31, 2024	44,362,991	$279,679,513	$50,305,585	$(2,101,023)	$(194,415,216)	$133,468,859

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2024	44,388,550	$279,862,420	$54,810,797	$(2,063,267)	$(208,004,180)	$124,605,770
Share-based payments	—	—	2,701,931	—	—	2,701,931
Loss and comprehensive loss for the period	—	—	—	(8,766)	(8,531,931)	(8,540,697)

Balance, December 31, 2024	44,388,550	$279,862,420	$57,512,728	$(2,072,033)	$(216,536,111)	$118,767,004
Share-based payments	—	—	1,172,109	—	—	1,172,109
Loss and comprehensive loss for the period	—	—	—	(17,822)	(6,374,787)	(6,392,609)

Balance, March 31, 2025	44,388,550	$279,862,420	$58,684,837	$(2,089,855)	$(222,910,898)	$113,546,504

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE SIX MONTHS ENDED MARCH 31, 2025

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

The Company has been focused on the development of small molecule drugs for the treatment of prostate cancer. The Company acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of March 31, 2025, no products are in commercial production or use.

The Company has announced the termination of its clinical trial of masofaniten (EPI-7386), its primary molecule. The Company has not incurred any immediate financial obligations with respect to the termination of the study and is evaluating its future operations.

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the six months ended March 31, 2025 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2024 Annual Report on Form 10-K for the year ended September 30, 2024, with the exception of any policies described in Note 3.

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

In November 2024, the FASB issued guidance intended to improve financial reporting by requiring entities to disclose additional information about specific expense categories at interim and annual reporting periods. The guidance is effective for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The Company is evaluating the impact the adoption of this guidance will have on its consolidated financial statements and related disclosures.

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

Short-term investments also consist of U.S. treasury securities. The Company has classified these investments as available-for-sale, as the sale of such investments may be required prior to maturity to implement management strategies and therefore has classified all investment securities as current assets. Those investments with maturity dates of three months or less at the date of purchase are presented as cash equivalents in the accompanying balance sheets. Short-term investments are carried at fair value with the unrealized gains and losses included in accumulated other comprehensive loss as a component of shareholders’ equity until realized. Any premium or discount arising at purchase is amortized or accreted to investment income as an adjustment to yield using the straight-line method over the life of the instrument. The Company records an allowance for credit losses when unrealized losses are due to credit-related factors. Realized gains and losses are calculated using the specific identification method and recorded as investment income.

	As of March 31, 2025
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

U.S. Treasury securities	$23,351,950	$—	$(15,304)	$149,010	$23,485,656
GICs	4,000,000	—	—	78,411	4,078,411

Balance, end of period	$27,351,950	$—	$(15,304)	$227,421	$27,564,067

As of March 31, 2025, short-term investments have an aggregate fair market value of $27.6 million (September 30, 2024 – $23.1 million) were in an aggregate gross unrealized loss position of $15,304 (September 30, 2024 – gain of $11,284).

5.     PREPAIDS

	March 31,	September 30,
	2025	2024

Prepaid insurance	$649,121	$75,841
Prepaid CMC and clinical expenses and deposits	7,500	226,005
Other deposits and prepaid expenses	222,856	334,617

Balance, end of period	$879,477	$636,463

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	March 31,	September 30,
	2025	2024

Accounts payable	$864,155	$2,403,519
Accrued expenses	266,520	171,690
Employee compensation and vacation accruals	458,040	601,764

Balance, end of period	$1,588,715	$3,176,973

7.     OPERATING LEASE

Operating lease right-of-use assets
Balance, September 30, 2024	$295,471
Amortization	(47,454)

Balance, March 31, 2025	$248,017

Operating lease liability
Balance, September 30, 2024	$329,260
Cost of operating lease	(49,059)

Balance, March 31, 2025	$280,201

Operating lease liability with expected life of less than one year	$125,912
Operating lease liability with expected life greater than one year	$154,289

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The incremental borrowing rate applied to the lease liability was 10.25%. As at March 31, 2025, the Company’s remaining lease term for the South San Francisco office was 28 months.

As at March 31, 2025, the maturity of the Company’s operating lease liability was as follows:

Operating lease
Within 1 year	$131,912
1 to 2 years	135,869
2 to 3 years	46,193
313,974
Less:
Imputed interest	(33,773)
Operating lease liability	$280,201

8.     SHAREHOLDERS’ EQUITY

Authorized

Unlimited common shares, without par value.

Unlimited preferred shares, without par value.

Omnibus Incentive Plan

On February 25, 2021, the Company adopted an omnibus incentive plan (“Omnibus Plan”), as subsequently amended, consistent with the policies and rules of Nasdaq. Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of March 31, 2025, the Company has not issued any instruments other than stock options under the Omnibus Plan.

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

As of March 31, 2025, the Omnibus Plan has a maximum of 10,810,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six-month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. As of March 31, 2025, the ESPP has a maximum of 192,142 (September 30, 2024 - 192,142) common shares reserved for issuance.

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

During the six months ended March 31, 2025, the Company issued nil shares (2023 –14,476) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period with recoveries recognized as realized. During the six months ended March 31, 2025, all participants withdrew from the Purchase Rights window and forfeit their participation.

	For the three months ended		For the six months ended
	March 31,		March 31,
	2025	2024	2025	2024

Research and development expense (recovery)	$—	$3,238	$(5,029)	$5,649
General and administrative	—	1,750	(691)	8,246
	$—	$4,988	$(5,720)	$13,895

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2025	2024

Risk-free interest rate	—%	5.09%
Expected life of share purchase rights	—	6 months
Expected annualized volatility	—%	72.26%
Dividend yield	—	—

Stock Options

Pursuant to the Legacy Option Plan and Omnibus Plan, options were previously or may be granted, respectively, with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board at its discretion. The options issued under the Legacy Option Plan and Omnibus Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2024	9,212,274	$5.48
Options expired/forfeited	(190,123)	7.68

Balance outstanding, March 31, 2025	9,022,151	$5.43
Balance exercisable, March 31, 2025	7,841,219	$5.07
*	Options exercisable in Canadian dollars as of March 31, 2025 are translated at current rates to reflect the current weighted average exercise price in U.S. dollars for all outstanding options.

At March 31, 2025, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.39 - 3.23	3,558,349	4.62
	$3.59 - 3.75	931,345	7.05
	$3.81 - 4.67	922,311	3.47
	$5.99 - 7.00	1,644,896	5.86
	$8.47 - 9.76	1,605,000	8.53
	$13.96	190,000	5.79
	$31.62	50,000	6.17
C$	4.90	105,250	2.42
C$	5.06	15,000	3.86
		9,022,151	5.72

Share-based Compensation

During the six months ended March 31, 2024, the Company granted a total of 1,728,750 stock options with a weighted average fair value of $8.80 per option.

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the period ended March 31, 2025 and 2024 with allocations to its functional expense as follows:

	For the three months ended		For the six months ended
	March 31,		March 31,
	2025	2024	2025	2024

Research and development expense	$551,433	$455,903	$1,286,242	$979,733
General and administrative	620,676	671,710	2,593,518	942,391
	$1,172,109	$1,127,613	$3,879,760	$1,922,124

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2025		2024

Risk-free interest rate	—%		4.20%
Expected life of options	—	years	10.0	years
Expected annualized volatility	—%		228.27%
Dividend yield	—		—

Warrants

In the year ended September 30, 2024, the Company amended the terms of the outstanding warrants to remove the expiry date. At September 30, 2024 and  March 31, 2025, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants	Exercise Price

2,920,000	$0.0001
2,920,000

9.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at March 31, 2025 is $177,746 (September 30, 2024 - $98,360) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

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

As of March 31, 2025, cash and cash equivalents consisted of cash in Canada and the United States, money market funds in the United States and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of March 31, 2025, the Company had working capital of $113,452,776. The Company does not generate revenue and will be reliant on external financing to fund operations. Debt and equity financing are dependent on market conditions and may not be available on favorable terms.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of March 31, 2025, the Company has cash and cash equivalents balances and short-term investments which are interest bearing. Interest income is not central to the Company’s capital management strategy and not significant to the Company’s projected operational budget. Interest rate fluctuations are not significant to the Company’s risk assessment.

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

12.    CONTINGENT LIABILITY

On January 24, 2025, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and its Chief Financial Officer in federal district court for the Eastern District of Wisconsin. The complaint, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired Common Shares between December 12, 2023 to October 31, 2024, alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act by making material misstatements and/or omissions in the Company’s public statements with respect to its then-ongoing clinical trials of masofaniten (EPI-7386). The Company believes that it has valid defenses to the claims alleged in the complaint and intends to defend the lawsuit vigorously, but there is no guarantee that the Company will prevail. At the time of filing, the outcome of this matter and any possible related losses are not estimable or probable. As of March 31, 2025, the Company has not accrued any amounts in respect of this claim, nor established any reserves. Given the early stage of these proceedings, the outcome of this matter and the amount of any potential liability cannot be reasonably estimated.

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

ESSA is a pharmaceutical company that, prior to the discontinuation of its clinical trials and preclinical and other development programs, had been focused on developing novel therapies for the treatment of prostate cancer with a primary focus on patients whose disease is still predominantly driven by the androgen axis. ESSA’s development of proprietary small molecule inhibitors of the N-terminal domain (“NTD”) of the androgen receptor (“AR”) was focused on the treatment of these patients in combination with second-generation antiandrogen drugs such as abiraterone, enzalutamide, apalutamide, and darolutamide.

In October 2024, ESSA announced that it decided to terminate its clinical trials evaluating masofaniten (EPI-7386). This decision was mutually agreed upon by both senior management and the board of directors (the “Board”). The decision was based on the results of a protocol-specified interim review of available safety, PK and efficacy data from ESSA’s Phase 2 clinical trial evaluating in a 2:1 randomization masofaniten (EPI-7386) combined with enzalutamide versus enzalutamide single agent in patients with mCRPC naïve to second-generation antiandrogens. This data showed a much higher rate of PSA90 response in patients treated with enzalutamide monotherapy (which is standard of care for this patient population) than were expected based upon historical data. In addition, there was no clear efficacy benefit seen with the combination of masofaniten (EPI-7386) plus enzalutamide compared to enzalutamide single agent. A futility analysis determined a low likelihood of meeting the prespecified primary endpoint of the study.

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

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of March 31, 2025:

	For the Quarters Ended
	March 31,	December 31,	September 30,	June 30,
	2025	2024	2024	2024
Research and development expense	$3,484,442	$5,474,147	$4,187,950	$5,464,123
General and administration	3,897,235	4,210,719	3,506,628	3,174,195
Comprehensive loss	(6,392,609)	(8,540,697)	(6,318,117)	(7,233,091)
Basic and diluted loss per share	(0.14)	(0.19)	(0.14)	(0.16)
Cash and cash equivalents	86,308,345	93,310,889	103,709,537	85,985,140
Short-term investments	27,564,067	27,242,430	23,050,582	44,709,312
Total assets	115,415,420	122,634,340	128,112,003	132,666,307
Long-term liabilities	154,289	180,072	205,206	229,707
Working capital	113,452,776	118,418,042	124,258,528	128,515,998

	For the Quarters Ended
	March 31,	December 31,	September 30,	June 30,
	2024	2023	2023	2023
Research and development expense	$6,177,987	$5,376,764	$5,226,231	$6,271,186
General and administration	4,315,502	2,217,868	1,922,382	2,639,381
Comprehensive loss	(8,990,284)	(5,944,198)	(5,479,603)	(7,256,184)
Basic and diluted loss per share	(0.20)	(0.14)	(0.12)	(0.17)
Cash and cash equivalents	91,683,074	35,344,517	33,701,912	38,466,991
Short-term investments	44,205,592	106,775,273	114,374,489	114,001,923
Total assets	137,896,175	144,489,279	149,122,131	153,650,198
Long-term liabilities	253,012	275,445	-	-
Working capital	133,123,568	140,337,994	145,301,807	149,882,729

ESSA has never been profitable and has incurred net losses since inception. ESSA’s comprehensive losses were $6,374,787 and $8,989,535 for the six months ended March 31, 2025, and 2024 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it progresses its comprehensive review of strategic options, winds down its clinical and preclinical development programs and/or continues the development of, and seek regulatory approvals for, potential product candidates. Because of the numerous risks and uncertainties associated with its strategic options review, the wind down of such programs and product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations for the Six Months Ended March 31, 2025 and 2024

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $6,374,787 for the six months ended March 31, 2025 compared to a comprehensive loss of $8,989,535 for the six months ended March 31, 2024. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

Research and development expense included the following major expenses by nature:

	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Clinical	$1,728,731	$3,013,161	$4,977,449	$4,840,408
Salaries and benefits	901,416	803,510	1,482,507	1,453,212
Share-based payments	551,433	459,141	1,281,213	985,382
Manufacturing	85,355	332,772	570,749	755,888
Legal patents and license fees	43,499	155,101	273,888	520,219
Preclinical and data analysis	87,765	1,150,869	172,820	2,399,556
Royalties	62,774	-	62,774	36,466
Consulting	8,423	110,693	60,514	214,448
Travel and other	1,010	18,511	44,172	90,228
Other	14,036	134,229	32,503	258,944
Total	$3,484,442	$6,177,987	$8,958,589	$11,554,751

The overall research and development expense for the six months ended March 31, 2025 was $8,958,589 compared to $11,554,751 for the six months ended March 31, 2024. R&D expense in the six month periods ended March 31, 2025 and 2024 reflects the clinical trial of masofaniten (EPI-7386) which commenced in July 2020 and was ongoing through October 31, 2024. Expenditures after October 31, 2024 reflect the wind-down of the clinical trial and cessation of preclinical work.

Clinical costs of $4,977,449 (2024 - $4,840,408) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the clinical trials of masofaniten (EPI-7386). Expenditures in the three months ended March 31, 2025 have increased over the prior period as the number of clinical sites and participants expanded in the Phase 2 combination study of masofaniten, prior to the October announcement that the Company would begin an orderly termination of contracts and closure of clinical sites over the coming quarters. The Company has begun to realize and accrue costs for its partner clinical research organizations to initiate site closures. Associated variable costs for the resulting data have increased concurrently.

Preclinical and data analysis costs of $172,820 (2024 – $2,399,556) have been generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trials and previous work on preclinical pipeline and Anitac compounds. Preclinical costs have decreased in the six months ended March 31, 2025 as the Company discontinued work on preclinical pipeline and Anitac compounds.

Salaries and benefits were $1,482,507 (2024 - $1,453,212) in periods presented with a decrease in headcount offset by higher wages and earned bonuses.

The share-based payments expense of $1,281,213 (2024 - $985,382), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and employees of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Manufacturing costs of $570,749 (2024 - $755,888) includes amount for cGMP manufacturing of masofaniten (EPI-7386) drug supply to support the then-ongoing clinical trials as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of masofaniten (EPI-7386). These costs also include the shipment, international specifications and site audit work for drug management. Shipment of drug supply to clinical sites ceased following the October 31, 2024 announcement.

Legal patents and license fees for the period totaled $273,888 (2024 - $520,219). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. Patent expenditures declined in the quarter ended March 31, 2025 as some patent renewals did not occur.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended		Six months ended
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Salaries and benefits	$1,924,245	$2,448,855	$2,756,432	$3,214,310
Share-based payments	620,676	673,460	2,592,827	950,637
Professional fees	584,188	477,757	1,213,972	873,993
Insurance	356,967	347,686	710,773	696,009
Director fees	193,498	104,000	369,373	208,000
Investor relations	113,541	135,907	302,415	339,335
Office, IT and communications	130,769	136,524	246,564	250,467
Regulatory fees and transfer agent	104,985	111,301	161,446	161,308
Travel and other	3,981	23,820	74,655	124,885
Operating lease liabilities and rent	34,130	38,191	65,893	68,487
Consulting and subcontractor fees	-	38,625	15,913	73,667
Accretion of short-term investments	(169,745)	(220,624)	(402,309)	(427,728)
Total	$3,897,235	$4,315,502	$8,107,954	$6,533,370

The overall general and administration expense was $5,351,522 for the six months ended March 31, 2025 compared to $3,319,060 for the six months ended March 31, 2024 and includes non-cash expense related to share-based payments of $2,592,827 (2024 - $950,637).  This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to directors, key management and employees of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits have decreased to $2,756,432 (2024 - $3,214,310) as a result of relative wage adjustments and reduced executive compensation following the termination of the Company’s main project. Professional fees of $1,213,972 (2024 - $873,993) were incurred for legal and accounting services in conjunction with ongoing corporate activities and for costs associated with a shareholder lawsuit that the Company considers without merit. Insurance expense of $710,773 (2024 - $696,009) relates to the cost of insurance coverage for directors and officers of the Company.

Director fees of $369,373 (2024 - $208,000) were incurred for remuneration paid to directors for their membership on the Board and board committees based on an annual fee structure. The Board was awarded base increases effective April 2024 and has an additional member compared to the previous period.

Three months ended March 31, 2025 and 2024

The Company incurred a comprehensive loss of $6,392,609 for the three months ended March 31, 2025 compared to a comprehensive loss of $8,990,284 for the three months ended March 31, 2024. The detailed changes in research and development and general and administration expenses for the three months ended March 31, 2025 and 2024 are included in the tables above.

Research and development expenses were $3,484,442 (2024 - $6,177,987) for the three months ended March 31, 2025. Expenditures after October 31, 2024 reflect the wind-down of the clinical trial and cessation of preclinical work. Clinical costs of $1,728,731 (2024 - $3,013,161) and preclinical costs and data analysis costs of $87,765 (2024 - $1,150,869) are declining in response to the termination of the study of masofaniten (EPI-7386).

General and administration expenses were $1,972,990 (2024 - $1,866,647) for the three months ended March 31, 2025. Professional fees of $584,188 (2024 - $477,757) include legal and accounting services. Salaries and benefits of $1,924,245 (2024 - $2,448,855) for the three months ended March 31, 2025 include annual bonuses paid to senior management and employees during the period. Directors’ fees of $193,498 (2024 - $104,000) are paid to directors for their membership on the Board and board committees based on an annual fee structure.

Share-based payments for research and development team members were $551,433 (2024 - $459,141) and share-based payments allocated for general and administrative expenses were $620,676 (2024 – $673,460) for directors, key management and employees of the Company. Share-based payments expense is non-cash and is estimated under the Black-Scholes method and expensed relative to vesting conditions for the underlying stock options

Liquidity and Capital Resources

As of March 31, 2025, the Company has working capital of $113,452,776 (September 30, 2024 - $124,258,528). Operational activities during the three months ended March 31, 2025 were financed mainly by proceeds from the financing completed in February 2021. At March 31, 2025, the Company had available cash reserves and short-term investments of $113,872,412 (September 30, 2024 - $126,760,119) to settle current liabilities of $1,714,627 (September 30, 2024 - $3,301,027). At March 31, 2025, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

Outstanding Share Data

As of May 7, 2025, our authorized share capital consisted of an unlimited number of Common Shares, each without par value, of which - were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of May 7, 2025, we had 2,920,000 Common Shares issuable pursuant to 2,920,000 Common Share purchase warrants pursuant to full cash exercise, 7,887,850 Common Shares issuable pursuant to 7,887,850 exercisable outstanding stock options, 1,134,301 Common Shares issuable pursuant to 1,134,301 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

On January 24, 2025, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and its Chief Financial Officer in federal district court for the Eastern District of Wisconsin. The complaint, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired Common Shares between December 12, 2023 to October 31, 2024, alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act by making material misstatements and/or omissions in the Company’s public statements with respect to its then-ongoing clinical trials of masofaniten (EPI-7386). The Company believes that it has valid defenses to the claims alleged in the complaint and intends to defend the lawsuit vigorously, but there is no guarantee that the Company will prevail. At the time of filing, the outcome of this matter and any possible related losses are not estimable or probable.

From time to time, we may become involved in other legal proceedings or be subject to claims arising in the ordinary course of our business. Except as described herein, we are not a party to any such other legal proceedings that, in the opinion of our management, would reasonably be expected to have a material adverse effect on our business, financial condition, operating results or cash flows if determined adversely to us. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Trading Plans of Directors or Officers

During the three months ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: May 8, 2025

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer