Form 10-Q
period 2025-06-30
ESSA Pharma Inc.
filed 2025-08-13
CIK 1633932

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of outstanding Common Shares of the registrant, no par value per share, as of August 13, 2025 was 47,308,394.

ESSA PHARMA INC.

QUARTERLY REPORT ON FORM 10-Q

For the Quarter Ended June 30, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the U.S. Private Securities Litigation Reform Act of 1995 and “forward-looking information” within the meaning of Canadian securities laws, or collectively, forward-looking statements. Forward-looking statements include statements that may relate to our plans, objectives, goals, strategies, future events, future revenue or performance, capital expenditures, financing needs and other information that is not historical information. Many of these statements appear, in particular, under the headings “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements can often be identified by the use of terminology such as “subject to,” “believe,” “anticipate,” “plan,” “expect,” “intend,” “estimate,” “project,” “may,” “might,” “will,” “should,” “would,” “could,” “hope,” “can,” the negatives thereof, variations thereon and similar expressions, or by discussions of strategy. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the Company’s actual results, performance or achievements to be materially different from any future results, performance or achievements that may be expressed or implied by such forward-looking statements. Examples of such forward looking statements include, but are not limited to statements related to:

●	the Transaction, including financial estimates and statements as to the expected timing, completion and effects of the Transaction (as defined below);
●	shareholder approval of the Liquidation Resolution (as defined below);
●	shareholder approval of the Liquidator Resolution (as defined below);
●	the Company’s intention to apply to the court for the appointment of a liquidator in the event the Liquidation Resolution and Liquidator Resolution are not approved;
●	the Company’s intention to make an initial cash distribution to shareholders in connection with the Transaction;
●	the treatment of the Company’s outstanding options and warrants in connection with the Transaction;
●	anticipated costs and effort associated with the discontinuation of our clinical trials;
●	anticipated cost savings in connection with the discontinuation of our clinical trials;
●	ability to recruit sufficient numbers of patients for future clinical trials, if any, and the benefits expected therefrom;
●	our ability to obtain funding and the timing and potential sources of such funding;
●	our ability to protect our intellectual property and operate our business without infringing upon the intellectual property rights of others;
●	our ability to achieve profitability;
●	the grant (“CPRIT Grant”) under the Cancer Prevention and Research Institute of Texas (“CPRIT”) and payments thereunder, including any residual obligations;
●	sales of our Common Shares, no par value (the “Common Shares”) under the Open Market Sale Agreement between the Company and Jefferies LLC, effective November 3, 2023 (the “ATM Sales Agreement”);
●	our intended use of proceeds from past and future offerings of our securities;
●	the implementation of our business model and strategic plans, including completion of the Transaction;
●	our expectations regarding federal, state, provincial and foreign regulatory requirements, including our plans with respect to anticipated regulatory filings;
●	our ability to maintain operations, raise capital and complete the Transaction in light of global macroeconomic factors including inflation, supply chain issues and any current or future impact related to widespread health concerns, pandemics, or epidemics, and other outbreaks of illness;
●	the timing of, and our ability and our collaborators’ ability, if any, to obtain and maintain regulatory approvals;
●	our expectations regarding market risk, including inflation, interest rate changes and foreign currency fluctuations;
●	our ability to engage and retain the employees required to operate our business and conclude or wind-up our clinical and pre-clinical work;
●	the compensation that is expected to be paid to our employees;
●	our future financial performance and projected expenditures; and

●	estimates of our financial condition, expenses, capital requirements and our need for additional financing and potential sources of capital and funding.

Such statements reflect our current views with respect to future events, are subject to risks and uncertainties and are necessarily based upon a number of estimates and assumptions that are inherently subject to significant medical, scientific, business, economic, competitive, political and social uncertainties and contingencies. Many factors could cause our actual results, performance or achievements to be materially different from any future results, performance, or achievements that may be expressed or implied by such forward-looking statements, including factors relating to the occurrence of any event, change or other circumstances that could give rise to the termination of the Agreement (as defined below); the risk that our securityholders do not approve the Transaction; the risk that our securityholders do not approve the Liquidation Resolution and Liquidator Resolution in the event the Transaction is not completed; inability to complete the Transaction because, among other reasons, conditions to the closing of the Transaction may not be satisfied or waived; uncertainty as to the timing of completion of the Transaction; potential litigation relating to the Transaction that could be instituted against us, including the effects of any outcomes related thereto; certain restrictions during the pendency of the Transaction that may impact our ability to pursue certain business opportunities and strategic transactions; significant transaction costs associated with the Transaction; and those factors described under “Risk Factors” in our Annual Report on Form 10-K. All forward-looking statements included in this Quarterly Report on Form 10-Q, are based upon our current expectations and various assumptions. Certain assumptions made in preparing the forward-looking statements include, but are not limited to:

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

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements and Supplementary Data

ESSA Pharma Inc.

CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2025

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM BALANCE SHEETS

(Unaudited)

(Expressed in United States dollars)

AS OF

	June 30,	September 30,
	2025	2024

ASSETS

Current
Cash and cash equivalents	$85,952,587	$103,709,537
Short-term investments (Note 4)	23,667,161	23,050,582
Receivables	527,148	162,973
Prepaids (Note 5)	355,204	636,463

	110,502,100	127,559,555

Deposits	—	256,977
Operating lease right-of-use asset (Note 7)	—	295,471

Total assets	$110,502,100	$128,112,003

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current
Accounts payable and accrued liabilities (Note 6)	$1,599,955	$3,176,973
Current portion of operating lease liability (Note 7)	—	124,054

	1,599,955	3,301,027

Operating lease liability (Note 7)	—	205,206

Total liabilities	1,599,955	3,506,233

Shareholders’ equity
Authorized
Unlimited common shares, without par value
Unlimited preferred shares, without par value
Common shares 44,388,550 issued and outstanding (September 30, 2024 – 44,388,550) (Note 8)	279,862,420	279,862,420
Additional paid-in capital (Note 8)	58,050,904	54,810,797
Accumulated other comprehensive loss	(2,097,007)	(2,063,267)
Accumulated deficit	(226,914,172)	(208,004,180)

	108,902,145	124,605,770

Total liabilities and shareholders’ equity	$110,502,100	$128,112,003

Nature of operations (Note 1)

Contingent Liability (Note 12)

Subsequent Events (Notes 8 and 13)

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(Unaudited)

(Expressed in United States dollars)

FOR THE THREE AND NINE MONTHS ENDED JUNE 30,

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2025	2024	2025	2024

OPERATING EXPENSES
Research and development	$(531,441)	$5,464,123	$8,427,148	$17,018,874
General and administration	5,428,588	3,174,195	13,536,542	9,707,565

Total operating expenses	(4,897,147)	(8,638,318)	(21,963,690)	(26,726,439)

Foreign exchange	7,005	(3,589)	11,521	2,074
Investment and other income	1,032,088	1,408,160	3,187,397	4,536,761
Loss on termination of lease (Note 7)	(145,220)	—	(145,220)	—

Net loss for the period	(4,003,274)	(7,233,747)	(18,909,992)	(22,187,604)

OTHER COMPREHENSIVE INCOME
Unrealized (loss) gain on short-term investments (Note 4)	(7,152)	656	(33,740)	20,031

Loss and comprehensive loss for the period	$(4,010,426)	$(7,233,091)	$(18,943,732)	$(22,167,573)

Basic and diluted loss per common share	$(0.09)	$(0.16)	$(0.43)	$(0.50)

Weighted average number of common shares outstanding – basic and diluted	44,388,550	44,365,505	44,388,550	44,243,638

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENTS OF CASH FLOWS

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30,

	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss for the period	$(18,909,992)	$(22,187,604)
Items not affecting cash and cash equivalents:
Amortization of right-of-use asset	63,836	67,877
Accretion of premiums/discounts on short-term investments, net	(501,314)	(666,548)
Accretion of lease liability	19,819	24,572
Termination of lease (Note 7)	(31,648)	—
Accrued investment income	89,126	(415,698)
Share-based payments	3,240,107	4,536,217

Changes in non-cash working capital items:
Receivables	(112,456)	(48,528)
Prepaids	286,517	(627,330)
Accounts payable and accrued liabilities	(1,577,018)	47,879
Operating lease liability	(85,796)	(80,902)

Net cash used in operating activities	(17,518,819)	(19,350,065)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of short-term investments	(29,463,131)	(27,767,609)
Proceeds from short-term investments sold	29,225,000	98,532,441

Net cash provided by (used in) investing activities	(238,131)	70,764,832

CASH FLOWS FROM FINANCING ACTIVITIES
Options exercised	—	820,326
Shares purchased through employee share purchase plan	—	45,513

Net cash provided by financing activities	—	865,839

Effect of foreign exchange on cash and cash equivalents	—	2,622
Change in cash and cash equivalents for the period	(17,756,950)	52,283,228
Cash and cash equivalents, beginning of period	103,709,537	33,701,912

Cash and cash equivalents, end of period	$85,952,587	$85,985,140

Supplemental disclosure of non-cash investing and finance items:
Leased assets obtained in exchange for operating lease liabilities	$—	$318,144

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

CONDENSED CONSOLIDATED INTERIM STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30, 2025 AND 2024

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2023	44,100,838	$278,161,537	$49,047,280	$(2,120,398)	$(179,461,359)	$145,627,060
Options exercised	48,333	298,742	(135,436)	—	—	163,306
Shares issued through employee share purchase plan	14,476	51,168	(17,815)	—	—	33,353
Share-based payments	—	—	803,418	—	—	803,418
Loss and comprehensive loss for the period	—	—	—	20,124	(5,964,322)	(5,944,198)

Balance, December 31, 2023	44,163,647	$278,511,447	$49,697,447	$(2,100,274)	$(185,425,681)	$140,682,939
Options exercised	199,344	1,168,066	(524,463)	—	—	643,603
Share-based payments	—	—	1,132,601	—	—	1,132,601
Loss and comprehensive loss for the period	—	—	—	(749)	(8,989,535)	(8,990,284)

Balance, March 31, 2024	44,362,991	$279,679,513	$50,305,585	$(2,101,023)	$(194,415,216)	$133,468,859
Options exercised	3,750	54,647	(41,230)	—	—	13,417
Shares issued through employee share purchase plan	2,218	18,022	(5,862)	—	—	12,160
Share-based payments	—	—	2,600,198	—	—	2,600,198
Loss and comprehensive loss for the period	—	—	—	656	(7,233,747)	(7,233,091)

Balance, June 30, 2024	44,368,959	$279,752,182	$52,858,691	$(2,100,367)	$(201,648,963)	$128,861,543

				Accumulated
			Additional	other
	Number	Common	paid-in	comprehensive
	of shares	shares	capital	loss	Deficit	Total

Balance, September 30, 2024	44,388,550	$279,862,420	$54,810,797	$(2,063,267)	$(208,004,180)	$124,605,770
Share-based payments	—	—	2,701,931	—	—	2,701,931
Loss and comprehensive loss for the period	—	—	—	(8,766)	(8,531,931)	(8,540,697)

Balance, December 31, 2024	44,388,550	$279,862,420	$57,512,728	$(2,072,033)	$(216,536,111)	$118,767,004
Share-based payments	—	—	1,172,109	—	—	1,172,109
Loss and comprehensive loss for the period	—	—	—	(17,822)	(6,374,787)	(6,392,609)

Balance, March 31, 2025	44,388,550	$279,862,420	$58,684,837	$(2,089,855)	$(222,910,898)	$113,546,504
Share-based payments	—	—	(633,933)	—	—	(633,933)
Loss and comprehensive loss for the period	—	—	—	(7,152)	(4,003,274)	(4,010,426)

Balance, June 30, 2025	44,388,550	$279,862,420	$58,050,904	$(2,097,007)	$(226,914,172)	$108,902,145

The accompanying notes are an integral part of these condensed consolidated interim financial statements.

ESSA PHARMA INC.

NOTES TO THE CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

(Unaudited)

(Expressed in United States dollars)

FOR THE NINE MONTHS ENDED JUNE 30, 2025

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

The Company has been focused on the development of small molecule drugs for the treatment of prostate cancer. The Company acquired a license to certain patents (“NTD”) which were the joint property of the British Columbia Cancer Agency and the University of British Columbia. As of June 30, 2025, no products are in commercial production or use.

The Company has announced the termination of its clinical trial of masofaniten (EPI-7386), its primary molecule. Subsequent to June 30, 2025, the Company announced that it has entered into a definitive agreement (the “Business Combination Agreement”) with XenoTherapeutics, Inc. (“Xeno”), a non-profit biotechnology company, under which Xeno will acquire all of the issued and outstanding common shares of the Company (Note 13).

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

These unaudited condensed consolidated interim financial statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of results for the interim periods presented. The results of operations for the nine months ended June 30, 2025 and 2024 are not necessarily indicative of results that can be expected for a full year. These unaudited condensed consolidated interim financial statements follow the same significant accounting policies as those described in the notes to the audited consolidated financial statements of the Company included in the Company’s 2024 Annual Report on Form 10-K for the year ended September 30, 2024, with the exception of any policies described in Note 3.

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

	As of June 30, 2025
	Amortized	Unrealized		Accrued	Estimated
	Cost	Gains	Losses	Investment Income	Fair Value

U.S. Treasury securities	$23,601,440	$—	$(22,456)	$88,177	$23,667,161

Balance, end of period	$23,601,440	$—	$(22,456)	$88,177	$23,667,161

As of June 30, 2025, short-term investments have an aggregate fair market value of $23.7 million (September 30, 2024 – $23.1 million) were in an aggregate gross unrealized loss position of $22,456 (September 30, 2024 – gain of $11,284).

5.     PREPAIDS

	June 30,	September 30,
	2025	2024

Prepaid insurance	$337,399	$75,841
Prepaid CMC and clinical expenses and deposits	—	226,005
Other deposits and prepaid expenses	17,805	334,617

Balance, end of period	$355,204	$636,463

6.     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

	June 30,	September 30,
	2025	2024

Accounts payable	$971,372	$2,403,519
Accrued expenses	454,231	171,690
Employee compensation and vacation accruals	174,352	601,764

Balance, end of period	$1,599,955	$3,176,973

7.     OPERATING LEASE

Operating lease right-of-use assets
Balance, September 30, 2024	$295,471
Amortization	(63,836)
Termination of lease	(231,635)

Balance, June 30, 2025	$—

Operating lease liability
Balance, September 30, 2024	$329,260
Cost of operating lease	(65,977)
Termination of lease	(263,283)

Balance, June 30, 2025	$—

The Company recognizes a right-of-use asset for the right to use the underlying asset for the lease term, and a lease liability, which represents the present value of the Company’s obligation to make payments over the lease term. The present value of the lease payments is calculated using an incremental borrowing rate as the Company’s leases do not provide an implicit interest rate. The incremental borrowing rate applied to the lease liability was 10.25%. In the period ended June 30, 2025, the Company terminated the lease agreement.

8.     SHAREHOLDERS’ EQUITY

Authorized

Unlimited common shares, without par value.

Unlimited preferred shares, without par value.

Omnibus Incentive Plan

On February 25, 2021, the Company adopted an omnibus incentive plan (“Omnibus Plan”), as subsequently amended, consistent with the policies and rules of Nasdaq. Pursuant to the Omnibus Plan, the Company may issue stock options, share appreciation rights, restricted shares, restricted share units and other share-based awards. As of June 30, 2025, the Company has not issued any instruments other than stock options under the Omnibus Plan.

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

As of June 30, 2025, the Omnibus Plan has a maximum of 10,810,907 common shares which may be reserved for issuance.

Employee Share Purchase Plan

The Company has adopted an Employee Share Purchase Plan (“ESPP”) under which qualifying employees may be granted purchase rights (“Purchase Rights”) to the Company’s common shares at not less of 85% of the market price at the lesser of the date the Purchase Right is granted or exercisable. The Company currently holds offerings consisting of six-month periods commencing on January 1 and July 1 of each calendar year, with a single purchase date at the end of the purchase period on June 30 and December 31 of each calendar year. As of June 30, 2025, the ESPP has a maximum of 192,142 (September 30, 2024 - 192,142) common shares reserved for issuance.

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

During the nine months ended June 30, 2025, the Company issued nil shares (2024 –14,476) upon the exercise of Purchase Rights. The Company recognizes compensation expense for purchase rights on a straight-line basis over the service period with recoveries recognized as realized. During the nine months ended June 30, 2025, all participants withdrew from the Purchase Rights window and forfeit their participation.

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2025	2024	2025	2024

Research and development expense (recovery)	$—	$15,897	$(5,029)	$21,546
General and administrative	—	8,592	(691)	16,838
	$—	$24,489	$(5,720)	$38,384

The Company measures the purchase rights based on their estimated grant date fair value using the Black-Scholes option pricing model and the estimated number of shares that can be purchased. The following weighted average assumptions were used for the valuation of purchase rights:

	2025	2024

Risk-free interest rate	—%	5.12%
Expected life of share purchase rights	—	6 months
Expected annualized volatility	—%	69.20%
Dividend yield	—	—

Stock Options

Pursuant to the Legacy Option Plan and Omnibus Plan, options were previously or may be granted, respectively, with expiry terms of up to 10 years, and vesting criteria and periods are approved by the Board at its discretion. The options issued under the Legacy Option Plan and Omnibus Plan are accounted for as equity-settled share-based payments.

Stock option transactions are summarized as follows:

		Weighted
	Number	Average
	of Options	Exercise Price*

Balance, September 30, 2024	9,212,274	$5.48
Options expired/forfeited	(514,396)	7.95

Balance outstanding, June 30, 2025	8,697,878	$5.33
Balance exercisable, June 30, 2025	7,959,471	$5.10
*	Options exercisable in Canadian dollars as of June 30, 2025 are translated at current rates to reflect the current weighted average exercise price in U.S. dollars for all outstanding options.

At June 30, 2025, options were outstanding enabling holders to acquire common shares as follows:

			Weighted average remaining
	Exercise price	Number of options	contractual life (years)

	$2.39 - 3.23	3,550,536	4.36
	$3.59 - 3.75	888,323	6.80
	$3.81 - 4.67	911,897	3.17
	$5.99 - 7.00	1,644,896	5.61
	$8.47 - 9.76	1,343,018	8.26
	$13.96	190,000	5.54
	$31.62	48,958	5.92
C$	4.90	105,250	2.21
C$	5.06	15,000	3.61
		8,697,878	5.36

Share-based Compensation

During the nine months ended June 30, 2024, the Company granted a total of 1,728,750 stock options with a weighted average fair value of $8.80 per option.

The Company recognized share-based payments expense for options granted and vesting, net of recoveries on cancellations of unvested options, during the period ended June 30, 2025 and 2024 with allocations to its functional expense as follows:

	For the three months ended		For the nine months ended
	June 30,		June 30,
	2025	2024	2025	2024

Research and development expense	$(1,140,170)	$836,074	$146,072	$1,815,807
General and administrative	506,237	1,739,635	3,099,755	2,682,026
	$(633,933)	$2,575,709	$3,245,827	$4,497,833

The following weighted average assumptions were used for the Black-Scholes option-pricing model valuation of stock options granted:

	2025		2024

Risk-free interest rate	—%		4.20%
Expected life of options	—	years	10.0	years
Expected annualized volatility	—%		228.62%
Dividend yield	—		—

Warrants

In the year ended September 30, 2024, the Company amended the terms of the outstanding warrants to remove the expiry date. At September 30, 2024 and  June 30, 2025, warrants were outstanding enabling holders to acquire common shares as follows:

Number
of Warrants	Exercise Price

2,920,000	$0.0001
2,920,000

Subsequent to June 30, 2025, 2,920,000 warrants were exercised on a cashless basis and 2,919,844 common shares were issued.

9.    RELATED PARTY TRANSACTIONS

Included in accounts payable and accrued liabilities at June 30, 2025 is $54,049 (September 30, 2024 - $98,360) due to related parties with respect to key management personnel compensation and expense reimbursements. Amounts due to related parties are non-interest bearing, with no fixed terms of repayment.

10.    SEGMENTED INFORMATION

The Company works in one industry being the development of small molecule drugs for prostate cancer. The Company’s right of use assets were located in the USA.

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

As of June 30, 2025, cash and cash equivalents consisted of cash in Canada and the United States, money market funds in the United States and investments in certain instruments which have a maturity of less than three months at the date of purchase. Balances in cash accounts exceed amounts insured by the Canada Deposit Insurance Corporation for up to C$100,000 and by the Federal Deposit Insurance Corporation for up to $250,000. Amounts due from government agencies are considered to have minimal credit risk.

Liquidity risk

The Company’s approach to managing liquidity risk is to ensure that it will have sufficient liquidity to meet liabilities when due. As of June 30, 2025, the Company had working capital of $108,902,145. The Company is in the process of winding down operations and considers liquidity risk minimal.

Market risk

Market risk is the risk of loss that may arise from changes in market factors such as interest rates, and foreign exchange rates.

(a)Interest rate risk

As of June 30, 2025, the Company has cash and cash equivalents balances and short-term investments which are interest bearing. Interest income is not central to the Company’s capital management strategy and not significant to the Company’s projected operational budget. Interest rate fluctuations are not significant to the Company’s risk assessment.

(b)Foreign currency risk

The Company’s foreign currency risk exposure relates to net monetary assets denominated in Canadian dollars and Euros. The Company maintains its cash and cash equivalents in U.S. dollars and converts on an as needed basis to discharge Canadian denominated expenditures. The Company’s exposure to foreign exchange is not currently significant and may increase with clinical activities in the future. The Company does not currently engage in hedging activities.

12.    CONTINGENT LIABILITY

On January 24, 2025, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and its Chief Financial Officer in federal district court for the Eastern District of Wisconsin. The complaint, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired Common Shares between December 12, 2023 to October 31, 2024 (the “Class Period”), alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act by making material misstatements and/or omissions in the Company’s public statements with respect to its then-ongoing clinical trials of masofaniten (EPI-7386). On August 11, 2025, an amended complaint was filed. Among other things, the amended complaint amended the Class Period to begin March 15, 2023 and names the Chief Operating Officer as an individual defendant (while no longer naming the Chief Financial Officer as a defendant).The Company believes that it has valid defenses to the claims alleged in the amended complaint and intends to defend the lawsuit vigorously, but there is no guarantee that the Company will prevail. At the time of filing, the outcome of this matter and any possible related losses are not estimable or probable. As of June 30, 2025, the Company has not accrued any amounts in respect of this claim, nor established any reserves. Given the early stage of these proceedings, the outcome of this matter and the amount of any potential liability cannot be reasonably estimated.

13.    SUBSEQUENT EVENT

Subsequent to June 30, 2025, the Company entered into a “Business Combination Agreement with Xeno, a non-profit biotechnology company, under which Xeno will acquire (the “Transaction”) all of the issued and outstanding common shares of the Company. XOMA Royalty Corporation (“XOMA Royalty”) (NASDAQ: XOMA), the biotechnology royalty aggregator, is acting as the structuring agent and will provide financing to Xeno for this Transaction.

Under the terms of the Business Combination Agreement, ESSA shareholders will receive a cash payment per common share that will be determined based upon ESSA’s cash balance at closing after deducting certain transaction costs, a reserve for liabilities and legal expenses, and a transaction fee (the “Final Cash Amount”). In addition, each ESSA shareholder will also receive one non-transferable contingent value right (each, a “CVR”) for each common share that entitles the holder to receive a pro rata portion of up to US$2,950,000 (up to US$0.06 per CVR) within 18 months following the close of the Transaction.

To expedite the distribution of cash to ESSA shareholders, ESSA will also apply to the Supreme Court of British Columbia for an order authorizing it to make an initial cash distribution to ESSA shareholders prior to the closing of the Transaction. In total, with the initial cash distribution, if authorized, and the cash payable upon closing of the Transaction, each ESSA shareholder is currently estimated to receive approximately US$1.91 per common share, exclusive of any payments received pursuant to the CVR.

The Transaction will be implemented by way of a court-approved plan of arrangement under the Business Corporations Act (British Columbia) and will require approval of at least: (i) 66⅔% of the votes cast by ESSA shareholders; (ii) 66⅔% of the votes cast by ESSA securityholders (including holders of ESSA options and pre-funded warrants), voting together as a single class; and (iii) a majority of the votes cast by ESSA shareholders excluding votes held by certain “interested parties” required to be excluded by Multilateral Instrument 61-101, at a special meeting to be held to consider the Transaction (the “Special Meeting”). In addition to approval by ESSA securityholders, the Transaction is also subject to receipt of court approval, and other customary conditions. The Transaction is expected to close in the second half of 2025.

The Business Combination Agreement provides for customary deal-protection provisions, including a non-solicitation covenant on the part of the Company and a right for Xeno to match any Superior Proposal (each as defined in the Business Combination Agreement). The Business Combination Agreement includes a termination fee of US$2.5 million, payable by the Company under certain circumstances, including in connection with the Company’s entry into an agreement with respect to a Superior Proposal.

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

Overview

On July 13, 2025, ESSA entered into a definitive agreement pursuant to which XenoTherapeutics, Inc. and certain of its affiliates will acquire all of the issued and outstanding Common Shares through Xeno Acquisition Corp. The Transaction will be implemented by way of court-approved plan of arrangement under the Business Corporations Act (British Columbia) and is expected to close in the second half of the calendar year 2025, subject to customary closing conditions, including, among other things, requisite securityholder approval. See Note 13 to the attached financial statements.

There can also be no assurance that ESSA will be able to successfully consummate the Transaction, or any transaction at all. If the Transaction is not completed, ESSA expects to seek shareholder approval of (1) a special resolution pursuant to Section 319(1) of the Business Corporations Act (British Columbia) to approve the voluntary liquidation (the “Liquidation”) and dissolution of the Company (the “Liquidation Resolution”) and (2) an ordinary resolution pursuant to Section 319(2) of the Business Corporations Act (British Columbia) to approve the appointment of PricewaterhouseCoopers LLP (“PwC”) or, in the alternative, another liquidator of nationally recognized experience as the liquidator of the Company (the “Liquidator”)  with  authorization for the board of directors of the Company (the “Board”) to set the remuneration of the liquidator (the “Liquidator Resolution”). If the Liquidation Resolution and Liquidator Resolution are not approved, the Company may apply to court for an order that a liquidator be appointed and that the Company be liquidated, wound up and dissolved.

If the transaction is not completed and the Liquidation Resolution and Liquidator Resolution are not approved there can be no assurances that any subsequent strategic review process will deliver any benefits or enhance shareholder value. The process of evaluating strategic options and consummating the Transaction or any subsequent transaction may be very costly, time-consuming and complex and we have incurred and may continue to incur significant costs related thereto. In the event the Transaction does not close and the Liquidation Resolution and Liquidator resolution are not approved, other strategic options may include, but are not limited to, shareholder distribution, wind-down, liquidation and dissolution or other strategic transaction. ESSA may also incur additional unanticipated expenses in connection with this process.

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

In October 2024, ESSA announced that it decided to terminate its clinical trials evaluating masofaniten (EPI-7386). This decision was mutually agreed upon by both senior management and the Board. The decision was based on the results of a protocol-specified interim review of available safety, PK and efficacy data from ESSA’s Phase 2 clinical trial evaluating in a 2:1 randomization masofaniten (EPI-7386) combined with enzalutamide versus enzalutamide single agent in patients with mCRPC naïve to second-generation antiandrogens. This data showed a much higher rate of PSA90 response in patients treated with enzalutamide monotherapy (which is standard of care for this patient population) than were expected based upon historical data. In addition, there was no clear efficacy benefit seen with the combination of masofaniten (EPI-7386) plus enzalutamide compared to enzalutamide single agent. A futility analysis determined a low likelihood of meeting the prespecified primary endpoint of the study.

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

On July 13, 2025, ESSA entered into a definitive agreement pursuant to which XenoTherapeutics, Inc. and certain of its affiliates will acquire all of the issued and outstanding Common Shares through Xeno Acquisition Corp. The Transaction will be implemented by way of court-approved plan of arrangement under the Business Corporations Act (British Columbia) and is expected to close in the second half of the calendar year 2025, subject to customary closing conditions, including, among other things, requisite securityholder approval. See Note 13 to the attached financial statements.

There can also be no assurance that ESSA will be able to successfully consummate the Transaction, or any transaction at all. The process of evaluating strategic options and consummating the Transaction may be very costly, time-consuming and complex and we have incurred and may continue to incur significant costs related thereto. ESSA may also incur additional unanticipated expenses in connection with this process.

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

Recent Developments

Business Combination Agreement

On July 13, 2025, ESSA entered into a definitive agreement pursuant to which XenoTherapeutics, Inc. and certain of its affiliates will acquire all of the issued and outstanding Common Shares through Xeno Acquisition Corp. The Transaction will be implemented by way of court-approved plan of arrangement under the Business Corporations Act (British Columbia) and is expected to close in the second half of the calendar year 2025, subject to customary closing conditions, including, among other things, requisite securityholder approval. See Note 13 to the attached financial statements.

There can also be no assurance that ESSA will be able to successfully consummate the Transaction, or any transaction at all. If the Transaction is not completed and the Liquidation Resolution and Liquidator Resolution are not approved, there can be no assurances that any subsequent strategic review process will deliver any benefits or enhance shareholder value. The process of evaluating strategic options and consummating the Transaction or any subsequent transaction may be very costly, time-consuming and complex and we have incurred and may continue to incur significant costs related thereto. In the event the Transaction does not close and the Liquidation Resolution and Liquidator Resolution are not approved, other strategic options may include, but are not limited to, shareholder distribution, wind-down, liquidation and dissolution or other strategic transaction. ESSA may also incur additional unanticipated expenses in connection with this process.

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

As part of its efforts to focus its resources, ESSA also announced the remaining company-sponsored and investigator-sponsored clinical studies evaluating masofaniten (EPI-7386) either as a monotherapy or in combination with other agents, including each of the clinical studies described herein will be terminated. ESSA also decided to withdraw its IND and CTAs that have been submitted to date. In connection with these events, ESSA initiated a comprehensive review process to review its strategic options to maximize shareholder value.

There can be no assurance that ESSA will be able to successfully consummate the Transaction or any transaction at all. To the extent necessary, the process of continuing to evaluate these strategic options may be very costly, time-consuming and complex and we may incur significant costs related to any such evaluation. ESSA may also incur additional unanticipated expenses in connection such a process. Any such expenses will decrease the remaining cash available for use in ESSA’s business and may diminish or delay any future distributions to our shareholders.

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

Selected Quarterly Financial Information

The following table sets forth ESSA’s unaudited consolidated financial data for each of the last eight quarters, prepared in accordance with U.S. GAAP. The Company has not earned any revenues or declared dividends as of June 30, 2025:

	For the Quarters Ended
	June 30,	March 31,	December 31,	September 30,
	2025	2025	2024	2024
Research and development expense	$(531,441)	$3,484,442	$5,474,147	$4,187,950
General and administration	5,428,588	3,897,235	4,210,719	3,506,628
Comprehensive loss	(4,010,426)	(6,392,609)	(8,540,697)	(6,318,117)
Basic and diluted loss per share	(0.09)	(0.14)	(0.19)	(0.14)
Cash and cash equivalents	85,952,587	86,308,345	93,310,889	103,709,537
Short-term investments	23,667,161	27,564,067	27,242,430	23,050,582
Total assets	110,502,100	115,415,420	122,634,340	128,112,003
Long-term liabilities	-	154,289	180,072	205,206
Working capital	108,902,145	113,452,776	118,418,042	124,258,528

	For the Quarters Ended
	June 30,	March 31,	December 31,	September 30,
	2024	2024	2023	2023
Research and development expense	$5,464,123	$6,177,987	$5,376,764	$5,226,231
General and administration	3,174,195	4,315,502	2,217,868	1,922,382
Comprehensive loss	(7,233,091)	(8,990,284)	(5,944,198)	(5,479,603)
Basic and diluted loss per share	(0.16)	(0.20)	(0.14)	(0.12)
Cash and cash equivalents	85,985,140	91,683,074	35,344,517	33,701,912
Short-term investments	44,709,312	44,205,592	106,775,273	114,374,489
Total assets	132,666,307	137,896,175	144,489,279	149,122,131
Long-term liabilities	229,707	253,012	275,445	-
Working capital	128,515,998	133,123,568	140,337,994	145,301,807

ESSA has never been profitable and has incurred net losses since inception. ESSA’s comprehensive losses were $4,003,274 and $7,233,747 for the nine months ended June 30, 2025, and 2024 respectively. ESSA expects to incur losses for the foreseeable future, and it expects these losses to increase as it progresses its comprehensive review of strategic options, winds down its clinical and preclinical development programs and/or continues the development of, and seek regulatory approvals for, potential product candidates. Because of the numerous risks and uncertainties associated with its strategic options review, the wind down of such programs and product development, ESSA is unable to predict the timing or amount of increased expenses or when, or if, it will be able to achieve or maintain profitability.

Results of Operations for the Nine Months Ended June 30, 2025 and 2024

There was no revenue in any of the periods ended as reported. The Company incurred a comprehensive loss of $4,003,274 for the nine months ended June 30, 2025 compared to a comprehensive loss of $7,233,747 for the nine months ended June 30, 2024. Variations in ESSA’s expenses and net loss for the periods resulted primarily from the following factors:

Research and Development Expenditures

Research and development expense included the following major expenses by nature:

	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Clinical	$63,065	$2,050,730	$5,040,514	$6,891,138
Salaries and benefits	486,120	856,218	1,968,627	2,309,430
Manufacturing	(14,837)	467,301	555,912	1,223,189
Legal patents and license fees	43,103	298,691	316,991	818,910
Preclinical and data analysis	7,537	433,248	180,357	2,832,804
Share-based payments	(1,140,170)	851,971	141,043	1,837,353
Royalties	-	62,773	62,774	99,239
Consulting	-	134,127	60,514	348,575
Other	20,744	269,761	53,247	528,705
Travel and other	2,997	39,303	47,169	129,531
Total	$(531,441)	$5,464,123	$8,427,148	$17,018,874

The overall research and development expense for the nine months ended June 30, 2025 was $8,427,148 compared to $17,018,874 for the nine months ended June 30, 2024. R&D expense in the nine month periods ended June 30, 2025 and 2024 reflects the clinical trial of masofaniten (EPI-7386) which commenced in July 2020 and was ongoing through October 31, 2024. Expenditures after October 31, 2024 reflect the wind-down of the clinical trial and cessation of preclinical work.

Clinical costs of $5,040,514 (2024 - $6,891,138) were generated in relation to expenditures associated with the Company’s clinical research organizations conducting the clinical trials of masofaniten (EPI-7386). Expenditures in the nine months ended June 30, 2025 have decreased on a nine-month accumulated basis relative to the prior period given the October announcement that the Company would begin an orderly termination of contracts and closure of clinical sites over the coming quarters. The Company has largely completed site closures with its partner clinical research organizations.

Preclinical and data analysis costs of $180,357 (2024 – $2,832,804) have been generated in relation to expenditures for pharmacokinetic data analysis on data from the clinical trials and previous work on preclinical pipeline and Anitac compounds. Preclinical costs have decreased in the nine months ended June 30, 2025 as the Company discontinued work on preclinical pipeline and Anitac compounds.

Salaries and benefits were $1,968,627 (2024 - $2,309,430) in periods presented with a decrease in headcount offset by higher wages and earned bonuses. Concurrently, the share-based payments expense of $141,043 (2024 - $1,837,353), which is a non-cash expense, relates to the value assigned to stock options and employee share purchase rights granted to key management and employees of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee. Given the terminations and related forfeitures for stock options vesting, the expense decreased.

Manufacturing costs of $555,912 (2024 - $1,223,189) includes amount for cGMP manufacturing of masofaniten (EPI-7386) drug supply to support the then-ongoing clinical trials as well as costs incurred in formulation and chemistry work around the Company’s pharmaceutical characteristics of masofaniten (EPI-7386). These costs also include the shipment, international specifications and site audit work for drug management. Shipment of drug supply to clinical sites ceased following the October 31, 2024 announcement.

Legal patents and license fees for the period totaled $316,991 (2024 - $818,910). The Company has adopted a tiered patent strategy to protect its intellectual property as the pharmaceutical industry places significant importance on patents for the protection of new technologies, products and processes. The costs reflect that ongoing investment and the timing of associated maintenance costs. Patent expenditures declined in the period ended June 30, 2025 as some patent renewals did not occur.

General and Administration Expenditures

General and administrative expenses include the following major expenses by nature:

	Three months ended		Nine months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Salaries and benefits	$1,934,472	$804,794	$4,690,904	$4,019,104
Professional fees	2,238,824	74,615	3,452,796	948,608
Share-based payments	506,237	1,748,227	3,099,064	2,698,864
Insurance	344,115	355,899	1,054,888	1,051,908
Director fees	169,125	119,875	538,498	327,875
Office, IT and communications	163,518	106,349	410,082	356,816
Investor relations	34,885	76,572	337,300	415,907
Regulatory fees and transfer agent	20,772	40,243	182,218	201,551
Operating lease liabilities and rent	113,609	33,593	179,502	102,080
Travel and other	1,164	59,327	75,819	184,212
Consulting and subcontractor fees	872	-	16,785	73,667
Accretion of short-term investments	(99,005)	(245,299)	(501,314)	(673,027)
Total	$5,428,588	$3,174,195	$13,536,542	$9,707,565

The overall general and administration expense was $13,536,542 for the nine months ended June 30, 2025 compared to $9,707,565 for the nine months ended June 30, 2024 and includes non-cash expense related to share-based payments of $3,099,064 (2024 - $2,698,864).  This non-cash expense relates to the value assigned to stock options and employees share purchase rights granted to directors, key management and employees of the Company. The expense is recognized in relation to the grant and vesting of these equity instruments, net of expiries and forfeitures, and allocated to research and development, general and administration and financing expenditures relative to the activity of the underlying optionee.

Salaries and benefits increased to $4,690,904 (2024 - $4,019,104) as a result of relative wage adjustments and termination costs for executives. Professional fees of $3,452,796 (2024 - $948,608) were incurred for legal and accounting services in conjunction with ongoing corporate activities, for costs associated with a shareholder lawsuit that the Company considers without merit and work with respect to the Company’s corporate direction and transactional work following the termination of the main project. Insurance expense of $1,054,888 (2024 - $1,051,908) relates to the cost of insurance coverage for directors and officers of the Company.

Director fees of $538,498 (2024 - $327,875) were incurred for remuneration paid to directors for their membership on the Board and board committees based on an annual fee structure. The Board was awarded base increases effective April 2024 and has an additional member compared to the previous period. Board members have since decreased following the annual general meeting in March 2025.

Three months ended June 30, 2025 and 2024

The Company incurred a comprehensive loss of $4,010,426 for the three months ended June 30, 2025 compared to a comprehensive loss of $7,233,091 for the three months ended June 30, 2024. The detailed changes in research and development and general and administration expenses for the three months ended June 30, 2025 and 2024 are included in the tables above.

Research and development expenses were $(531,441) (2024 - $6,177,987) for the three months ended June 30, 2025. Expenditures after October 31, 2024 reflect the wind-down of the clinical trial and cessation of preclinical work. Clinical costs of $63,065 (2024 - $2,050,730) and preclinical costs and data analysis costs of $7,537 (2024 - $433,248) haved declined in response to the termination of the study of masofaniten (EPI-7386). The net recovery to the research and development expense is a result of staff terminations and a related recovery of share-based payments expense for stock options forfeit as discussed below.

General and administration expenses were $5,428,588 (2024 - $3,174,195) for the three months ended June 30, 2025. Professional fees of $2,238,824 (2024 - $74,615) include legal and accounting services. Salaries and benefits of $1,934,472 (2024 - $804,794) for the three months ended June 30, 2025 include annual bonuses paid to senior management and employees during the period. Directors’ fees of $169,125 (2024 - $119,875) are paid to directors for their membership on the Board and board committees based on an annual fee structure.

Share-based payments for research and development team members were a net recovery of $(1,140,170) (2024 - $851,971) and share-based payments allocated for general and administrative expenses were $506,237 (2024 – $1,748,227) for directors, key management and employees of the Company. Share-based payments expense is non-cash and is estimated under the Black-Scholes method and expensed relative to vesting conditions for the underlying stock options

Liquidity and Capital Resources

As of June 30, 2025, the Company has working capital of $108,902,145 (September 30, 2024 - $124,258,528). Operational activities during the three months ended June 30, 2025 were financed mainly by proceeds from the financing completed in February 2021. At June 30, 2025, the Company had available cash reserves and short-term investments of $109,619,748 (September 30, 2024 - $126,760,119) to settle current liabilities of $1,599,955 (September 30, 2024 - $3,301,027). At June 30, 2025, the Company believed that it had sufficient capital to satisfy its obligations as they became due and execute its planned expenditures for more than twelve months.

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

Trend Information

ESSA is a pharmaceutical company and does not currently generate revenue. The Company was focused on the development of small molecule drugs for the treatment of prostate cancer. The Company has acquired a license to certain Licensed IP. As at the date of this Quarterly Report on Form 10-Q, no products are in commercial production or use. The Company’s financial success will be dependent upon its ability to efficiently wind down its clinical trials and preclinical development programs and studies and complete the Transaction or adopt or identify strategic alternatives that maximize shareholder value.

Off-Balance Sheet Arrangement

ESSA has no material undisclosed off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on its results of operations, financial condition, revenues or expenses, liquidity, capital expenditures or capital resources that is material to investors.

Outstanding Share Data

As of August 13, 2025, our authorized share capital consisted of an unlimited number of Common Shares, each without par value, of which 47,308,394 were issued and outstanding, and an unlimited number of preferred shares, each without par value, none of which were issued and outstanding. As of August 13, 2025, we had 7,127,969 Common Shares issuable pursuant to 7,127,969 exercisable outstanding stock options, 702,554 Common Shares issuable pursuant to 702,554 outstanding options that were not exercisable at that date, and no outstanding restricted stock units.

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

The effectiveness of any system of internal control over financial reporting, including ours, is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate misconduct completely. Accordingly, any system of internal control over financial reporting, including ours, no matter how well designed and operated, can only provide reasonable, not absolute, assurances. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate. Management has assessed the effectiveness of our internal control over financial reporting as of June 30, 2025. In making its assessment, management used the criteria set forth in the internal control – integrated framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 COSO framework) to evaluate the effectiveness of our internal control over financial reporting. Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of June 30, 2025.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings

On January 24, 2025, a putative class action lawsuit was filed against the Company, its Chief Executive Officer and its Chief Financial Officer in federal district court for the Eastern District of Wisconsin. The complaint, which purports to be brought on behalf of a class of persons and/or entities who purchased or otherwise acquired Common Shares between December 12, 2023 to October 31, 2024, alleges violations by the defendants of Sections 10(b) and 20(a) of the Exchange Act by making material misstatements and/or omissions in the Company’s public statements with respect to its then-ongoing clinical trials of masofaniten (EPI-7386). On August 11, 2025, an amended complaint was filed. Among other things, the amended complaint amended the Class Period described above to capture the purchase or acquisition of Common Shares between March 15, 2023 to October 31, 2024.The Company believes that it has valid defenses to the claims alleged in the amended complaint and intends to defend the lawsuit vigorously, but there is no guarantee that the Company will prevail. At the time of filing, the outcome of this matter and any possible related losses are not estimable or probable.

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

Item 1A. Risk Factors

Other than as disclosed below, there have been no material changes in our risk factors from those disclosed in our Annual Report on Form 10-K for the year ended September 30, 2024.

The failure to complete the Transaction could have a material adverse effect on our results of operations, financial condition and the price of the Common Shares.

On July 13, 2023, we announced that we entered into a definitive agreement pursuant to which XenoTherapeutics, Inc. and certain of its affiliates will acquire all of the issued and outstanding Common Shares through Xeno Acquisition Corp. The Transaction is expected to close in the second half of the calendar year 2025, subject to customary closing conditions, including, among other things, requisite securityholder approval. See Note 13 to the attached financial statements. There can also be no assurance that all of the conditions of the Agreement will be satisfied, or that the Transaction will be completed on the announced terms, within the expected timeframe, or at all. The closing of the Transaction may be delayed, or the Transaction may not be completed, due to a number of factors, including but not limited to as a result of the failure to obtain the required securityholder approval or to satisfy any other requisite closing conditions.

If the Transaction does not close, we could suffer consequences that may have an adverse effect on our results of operations, financial condition and the price of the Common Shares. In addition, in the event the Transaction is not completed, there can be no assurances that any subsequent strategic review process will deliver any benefits or enhance shareholder value. Such a review may be very costly, time-consuming and complex, and we may incur significant costs related thereto. In the event the Transaction does not close, other strategic options may include, but are not limited to, shareholder distribution, wind-down, liquidation and dissolution or other strategic transaction. To the extent the market price of the Common Shares reflects the assumption that the Transaction will be completed, the price of the Common Shares could decline. There may be potential litigation relating to the Transaction that could be instituted against us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.     Defaults Upon Senior Securities

None.

Item 4.     Mine Safety Disclosures

Not applicable.

Item 5.     Other Information

Trading Plans of Directors or Officers

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Dated: August 13, 2025

ESSA PHARMA INC.
(Registrant)

By:	/S/ DAVID PARKINSON
Name:	David Parkinson
Title:	Chief Executive Officer

By:	/S/ DAVID WOOD
Name:	David Wood
Title:	Chief Financial Officer